Form 10-K/A
period 1994-12-31
LITTLE PRINCE PRODUCTIONS LTD
filed 1996-01-12
CIK 318958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-K/A-1


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1994


                          Commission File Number 0-9455

                         LITTLE PRINCE PRODUCTIONS, LTD.
             (Exact name of registrant as specified in its charter)

           New York                                     13-3045713
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


            40 Lowndes Street
       Belgravia, London, England                            SW1X 9HX
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)




Registrant's telephone number, including area code:  (4471) 823-1032

29 Love Lane, Pandon Quays,  Quayside,  Newcastle-Upon-Tyne, NE1 3DW England
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, $.01 par value
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X  No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant as of April 7, 1995 was -0-.

         The number of shares of the Registrant's $.01 par value common stock outstanding as of April 7, 1995 was 24,999,236.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  Business

Corporate History

         Original Theatrical Operations. Registrant was incorporated on April 3, 1980 under the name "Little Prince Productions, Ltd." ("LPP") pursuant to the laws of the State of New York for the purpose of exploiting certain ancillary and subsidiary rights to the literary work entitled "The Little Prince" by Antoine de Saint-Exupery (the "Work") and to engage in various other aspects of the theatrical production business. From its inception through November 16, 1992, LPP's business activities were limited to theatrical production projects, in various areas of the entertainment industry, of properties which included but were not limited to the Work, which was assigned to LPP by its founder and then president, A. Joseph Tandet in 1980. In October 1980, LPP completed and closed a public offering of its common stock with the sale of 750,000 shares which yielded net proceeds in the amount of approximately $1,250,000. The funds raised from LPP's initial public offering were used to mount a Broadway musical production based upon the Work.

         Reverse Acquisition-Tyne River Properties. On November 16, 1992 (the "Acquisition Date"), Registrant acquired and became the successor to Tyne River Properties, plc, an English company ("TRP") through a "Reverse Acquisition" pursuant to which the shareholders of TRP acquired an aggregate of 11,899,236 common shares of Registrant (the "Acquisition Shares"), comprising, upon issuance, approximately 85% of the issued and outstanding common stock of Registrant, in exchange for all of the issued and outstanding capital stock of TRP. As a part of the Reverse Acquisition, as at November 16, 1992, Registrant's theatrical operations and assets were transferred and assigned to its wholly owned subsidiary, LPPL Corp. to be continued therein under the direction of A. Joseph Tandet, resigned his position as president of LPP and was appointed president of LPPL Corp., and Peter N. Chapman who was also appointed as an executive officer and director of LPPL Corp. As a further consequence of the Reverse Acquisition, on February 4, 1993 Registrant changed its fiscal year end from March 31 to December 31 to coincide with the fiscal year end of TRP.

         Hereinafter, unless context necessarily requires otherwise, "LPP" shall refer to Little Prince Productions, Ltd. from its inception until the Acquisition Date and to LPPL Corp. a wholly owned subsidiary of Little Prince Productions, Ltd. after the Acquisition Date; "TRP" shall refer to Tyne River Properties, plc, and its wholly owned subsidiaries, collectively, before and after the Acquisition Date; and "Registrant" shall refer to Little Prince Productions, Ltd. before the Acquisition Date and to Little Prince Productions, Ltd. and its wholly owned subsidiaries, LPPL Corp. and TRP, collectively, from the Acquisition Date until March 29, 1994.


Current Business Activities

         Overview. Following the Acquisition Date, Registrant's business activities were intended to be conducted in three separate segments, with TRP's proposed real estate acquisition and investment operations constituting Registrant's principal business and the theatrical production operations of LPP constituting a smaller, but continuing area of operations. Certain real estate development projects and operations, owned and conducted by TRP at the Acquisition Date were intended to constitute a third segment which was to be phased out as promptly as practicable through the completion and/or disposition of all such projects. Through and until March 29, 1994 Registrant conducted or attempted to initiate operations in these three segments, in accordance with such intentions by: (a) obtain financing, through public or private sales of its equity securities, for its proposed real estate acquisition and investment business; (b) endeavoring to complete and/or dispose of its real estate development projects on favorable terms; and (c) continue its operations in the field of theatrical production through its wholly owned subsidiary LPPL Corp. Ultimately, however, Registrant was unable to raise any financing with which to commence its proposed real estate investment business. In addition, Registrant was forced by unforeseen circumstances to divest itself of all of its real estate development projects, and to enter into certain transactions, referred to below as a "Second Reorganization" which involved the issuance of a major block of stock to Riparian Securities, Ltd. ("RSL") and a change in management, all of which events and transactions are discussed below.

         Discontinued Real Estate Development Projects-Sale of TRP. TRP was, from its inception in 1987 through March 29, 1994, engaged in the acquisition and development of property in the Newcastle-Upon-Tyne area in England. It conducted its business directly and indirectly through its operating subsidiaries, Exchange Buildings Limited ("EBL"), Pandon Developments Limited ("PDL"), and Selective Construction plc ("SCP"). Its development sites included the Pandon and Exchange building sites in central Newcastle-Upon-Tyne and a parcel of land adjacent to a car assembly plant approximately five miles south of Newcastle-Upon- Tyne.

         Towards the end of 1993, TRP began to encounter a severe cash flow problem which accelerated from that point in a swift and unanticipated manner leading TRP insolvent by early 1994. Such cash flow problems were caused and exacerbated by a number of factors, including, but not limited to, a severe economic recession in the UK, which had a significant adverse effect on the UK real estate property markets, significant drains on TRP's limited cash resources, the cessation of rental revenues from a major property owned by TRP, the refusal of TRP's major lending bank to extend further credit, and the unexpected demand by a major creditor of TRP for payment in full of a major outstanding liability, and the completely unanticipated actions taken by such creditor in issuing a petition to the Court to dissolve TRP's wholly owned subsidiary, Exchange Buildings, Limited ("EBL") and to liquidate its assets. These events and circumstances eventually led to Registrant's sale of TRP in March 1994, at a significant loss, and the discontinuation by Registrant of its involvement in real estate development projects, as described below.

         On March 29, 1994, Registrant sold all of the issued and outstanding stock of TRP to Bravecorp Limited ("Bravecorp"), a U.K. company wholly owned by Riparian Investments Limited ("RIL") and formed specifically for the purpose of purchasing TRP. RIL is a company affiliated with Riparian Securities Limited ("RSL") through common ownership and management (RIL and RSL, as well as their controlling persons, will sometimes be referred to herein, collectively, as the "Riparian Group"). The background of this transaction was as follows:

         Towards the end of 1993, TRP began to encounter severe cash flow problems which accelerated from that point in a swift and unanticipated manner leaving TRP insolvent by early 1994. This was a result of a number of circumstances including, but not limited to, one of the most severe economic recessions experienced in the UK since World War II. Although, TRP's management continued to believe, through most of 1993, that economic conditions would improve. This was not the case, and the property market generally continued to be adversely affected.

         During 1993, however, based upon management's belief that economic conditions would improve, TRP continued to move forward on its real estate development projects. One of such projects, the Exchange Building, is a listed (historical landmark), 150 year-old, 5-story brick building, was a major piece of real estate which TRP's management believed had enormous potential for development. Substantial expenditures had been made on the Exchange Building project prior to 1993, but considerable additional expenditures would have been required to bring this project to its full economic potential. Work on the Exchange Building had began in 1990 and before the end of 1992, TRP had obtained all permits required for the renovation of the property into 75,000 square feet of commercial office space. By the end of 1993, TRP had completed the complex legal and commercial negotiations which had been required to remove all of tenants from the building.

         This project was funded for over four years by Barclays Bank, which continued to extend credit to TRP until December of 1993. During 1993, however, TRP had begun to encounter severe cash flow problems which made it increasingly difficult to service the Barclays Bank debt. TRP's cash flow problems were caused and exacerbated by a number of factors. First, the economic recession cut badly into TRP's ability to reach projected sales goals for apartments which had been completed in another development project, "Pandon Development." The disappointing sales at the Pandon Development were the direct result of the downturn in the real estate market which had resulted from the economic recession noted above. Cash flow problems were further compounded by the drain on TRP's limited cash resources caused by the necessity to pay substantial settlement fees in order to get tenants to vacate the Exchange Building. Further, work on the renovation of that property which, if completed, might have enabled TRP to generate some income, was greatly curtailed, if not stopped entirely, because of TRP's inability to pay the contractors and professionals who would have been retained for such purposes. Moreover, because of poor general economic conditions in the area, TRP was unable to prelet any space in the planned renovation and was therefore further disabled from obtaining financing for the project. In addition, TRP's income was severely diminished as a result of the cessation of rental revenues which followed the removal of tenants from the Exchange Building.

         As a result of the foregoing cash flow problems, by early 1994 TRP began actively pursuing the negotiation of a joint venture agreement with terms that would have enabled it to meet its obligations in full.

         At about the same time, Barclays Bank indicated that they would like repayment of their loan, but that they would be reasonably flexible as to when repayment had to be made, as long as TRP took steps to sell the Exchange Building or make alternate plans to repay the Barclays debt. Management believed that with Barclays Bank remaining flexible as to the time of payment, TRP would be able to realize a reasonable return on the Exchange Building. Plans were made to seek one or more partners for a joint venture which would fund and complete the renovations of the building, allowing TRP to at least share in the revenues to be derived from the completed project.

         Also at the same time, Vaux Breweries ("Vaux"), a former tenant in the Exchange Building, demanded payment of a (pound)35,000 settlement fee from TRP. This liability had arisen out of a settlement agreement which TRP had entered into for the purpose of getting Vaux to agree to vacate its facilities in the Exchange Building. Barclays Bank rejected TRP's request for a loan of (pound)35,000 to pay this liability. Thereupon TRP's management engaged in negotiations with Vaux aimed at getting Vaux to agree to delay payment until TRP was able to liquidate the Exchange Building on favorable terms. Vaux refused to agree to such delay and, instead, issued a petition to the Court to dissolve Exchange Buildings, Limited ("EBL") (the wholly owned subsidiary of TRP which help ownership of the Exchange Building) and liquidate its assets. This step was roughly equivalent to Vaux's bringing a petition for involuntary bankruptcy under Chapter VII of the U.S. Bankruptcy Code. As a direct result of the actions taken by Vaux, Barclays Bank was constrained to demand immediate payment in full of all moneys owned to it by EBL, which at that time equaled (pound)489,000, (or approximately $724,000). Thus, the Vaux petition effectively made it impossible for TRP to negotiate either a joint venture agreement for the renovation of the Exchange Building or a sale of the Exchange Building under favorable, or even reasonable, circumstances. It was clear that the combination of the foregoing circumstances was inevitably going to result in a forced sale of the Exchange Building at a price substantially lower than TRP's previous valuation of that property.

         As a direct result of the foregoing circumstances it was necessary to reduce the value at which the Exchange Building was included in the accounts of Registrant by $970,000 to reflect its much reduced value on the basis of the requirement for a forced sale. This reduction in the asset value of the Exchange Building attributed to TRP having a negative net worth of approximately (pound)199,000 by early 1994.

         TRP's financial condition was further worsened by a diminishment in the value of its two other development projects, the property known as the Padon Development and a parcel of twenty acres of undeveloped land with one two-story brick farmhouse situated thereon, located near a major highway (the "A19 Property"). With respect to the Padon Development, as noted above, the general downturn in the real estate market throughout the UK made it extremely difficult to sell the apartments into which the Padon Development had been convened. Moreover, became of TRP's overall poor financial condition, it was forced to remit any net proceeds, from such sales as it was able to effect, to creditors. The A19 Property was also revalued downward during fiscal 1993 in the amount of $120,000. This was the direct result of the refusal of a planning permission for a parcel of property adjacent to the A19 Property, owned by unrelated persons. To the best knowledge of TRP's management, it was assured before 1994 that the adjacent property was to be the site of a new football stadium. Unfortunately, however, unexpected opposition to construction of such a facility at that site, from an unrelated party, prevented the issuance of a permit for such purpose. Appeals to the local planning commission were brought by the football club and the final, adverse decision was not handed down until March of 1994. As a result of the foregoing, by March 29, 1994, the value of the A19 Property had been significantly diminished from TRP's original estimate thereof.

         Commencing in January of 1994, the Riparian Group had begun to explore the feasibility of acquiring a major stock position in, and management control of, Registrant. They were interested in a publicly traded corporation because they believed it would be an effective vehicle for the effectuation of their proposed business plan. For a discussion of the Riparian Group's proposed business plan, reference is made to the subtopic, "Proposed Business Plan of RSL" of this Item 1. In the interest of such potential affiliation with Registrant, the Riparian Group agreed with TRP, to use its best efforts to protect Little Prince Productions Ltd. from the anticipated adverse effects of the dissolution of TRP's subsidiaries, and the liquidation of properties held thereby, under the unfavorable conditions then obtaining. Thereupon, the Riparian Group formed Bravecorp for the purpose of purchasing TRP. The sale was effected on March 29, 1994 for the nominal consideration of (pound)1. At the time of the sale, TRP had a negative net worth of approximately (pound)199,000. The sale therefore resulted in the improvement of Registrant's net worth in a like amount.

         The events which followed confirmed the expectations of all the parties, to wit: On April 15, 1994, Barclays Bank, foreclosed on EBL and took legal possession of the Exchange Building. On April 18, 1994, Bravecorp sold EBL to Lacebury Limited, a firm which specializes in dealing with insolvent companies, for a price of (pound)2. On April 26, 1994, Bravecorp sold all of the remaining assets of TRP, except for PDL (and the Pandon Development owned by
PDL) to Lacebury Limited for a price of (pound)2. At approximately the same point in time, Bravecorp sold PDL for the same nominal sum to Gracelord Limited ("Gracelord"). Neither Lacebury nor Gracelord is affiliated with Registrant, the Riparian Group, or any affiliate of Registrant or the Riparian Group. In connection with their services in respect of the foregoing transactions and dealing with outstanding creditors and the appointment of company receivers and liquidators, Bravecorp incurred unreimbursed expenses of approximately (pound)3,525 (approximately $5,000).

         At the time of Bravecorp's purchase of TRP, the Riparian Group was not affiliated with Registrant and all of the foregoing transactions were made at arm's-length. In September of 1994, RSL acquired approximately 25% of Registrant's issued and outstanding common stock by way new issuances and transfers of shares from certain of Registrant's past and present officers and directors. In connection therewith, certain members of Registrant's management, who were associated with TRP, resigned and in their place, members of RSL's management were appointed as officers and directors of Registrant (see the discussion, below, under the caption "RSL Agreement").

         Proposed, But Uninstituted, TRP Real Estate Investment Business. Commencing in or about 1993, TRP endeavored to change the principal thrust of its operations from the real estate development operations discussed above to the real estate investment business. In an effort to further such purpose, TRP participated in the Reverse Acquisition so as to gain access to the U.S. public capital markets as a means of raising financing for the acquisition of real estate properties through the sale of equity interests in Registrant. However, TRP was never able to raise any funds through private or public sales of Registrant's securities and, as a result, was never able to institute its proposed real estate investment business.

         Lack of Working Capital-Second Reorganization. As noted above, after the Reverse Acquisition, Registrant was not able to raise any funds through private or public sales of its securities, or otherwise, TRP was therefore unable to institute its real estate investment business plan and the lack of available working capital resulted in Registrant's overall inability to conduct operations in any of its three proposed business segments during 1993 or subsequently thereto, except on a minimal level. On August 22, 1994, in an effort to improve Registrant's business prospects, Registrant and certain members of its then current management entered into an agreement with Riparian Securities, Ltd ("RSL") whereby, among other things, RSL became the owner of approximately 25% of Registrant's issued and outstanding common stock and RSL designees were appointed as officers and directors of Registrant. (For a discussion of the transactions involving RSL, reference is made to the subtopic "Subsequent Events-RSL Agreement," of this Item 1.) As of the date hereof, RSL has not yet instituted its business plan and Registrant has had no active business operations other than theatrical operations which have remained minimal. (For information respecting RSL's proposed business plan, reference is made to the discussion, included below, under the caption "Proposed Business Plan of RSL" of this Item 1.)

         RSL Agreement. On August 22, 1994, Registrant entered into an agreement (the "RSL Agreement") with RSL. RSL is a company incorporated and registered in England (Company No. 2855251). Its registered office is located at 40 Lowndes Street, Belgravia, London, SW1X 9HX, England. RSL is engaged in the business of real estate investment and management, principally in the area encompassing London and the Southwest of England.

         The RSL Agreement principally provided for:

               (a) a loan by RSL to Registrant of GB(pound)25,000, to be used to satisfy financial, tax and regulatory obligations of Registrant;

               (b) the sale by Registrant to RSL of 3,250,000 shares of original issue common stock of Registrant at a price of $.01 per share in conjunction with the sale by Peter N. Chapman and William J. Peacock to RSL of an aggregate of an additional 2,990,402 shares for the nominal price of $.0001 per share;

               (c) the resignation of four of the five then present directors of Registrant, pursuant to which Terence G. Galgey, William J. Peacock, A. Joseph Tandet, and Carl Kuehner resigned as directors of Registrant, which resignations became effective as of October 1, 1994;

               (d) the replacement of the resigning directors by two designees of RSL, Adrian P. Kirby and Christopher N.C. Jones, and the reduction in the size of the board from five to three persons; and

               (e) the resignations of Messrs. Galgey, Peacock, Tandet, and Kuekner as officers of Registrant, which resignations became effective as of October 1, 1994.

         The closing of the RSL Agreement took place on September 9, 1994. The newly constituted board of directors took office on October 1, 1994, ten days after a Notice to Shareholders, prepared in accordance with Rule 14f-1 of the Securities and Exchange Act of 1934, as amended (the "34 Act") was mailed to Registrant's shareholders. Thereafter, Adrian P. Kirby was appointed as Chairman and Chief Executive Officer of Registrant and Christopher N.C. Jones was appointed as its Executive Vice President. Prior to their taking office, neither Mr. Kirby nor Mr. Jones held any offices, employments, directorships or other affiliations with Registrant. Peter N. Chapman continued to hold the positions of Secretary, Treasurer and a Director of Registrant. On February 15, 1995, Mr. Jones was removed for cause by the remaining members of the board and Robert D. Evans was appointed to fill the vacancies created by Mr. Jones's removal.

         Proposed Business Plan of RSL. RSL originally entered into the RSL Agreement with the intention of arranging for Registrant to acquire, within six months, sufficient investment properties and related business activities to enable Registrant to satisfy the minimum financial criteria for inclusion in the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"). Such acquisitions were intended to consist of commercial properties, located in the London area, preferably untenanted or under tenanted, the values of which could be enhanced by Registrant though the installation of suitable tenants obtained for such properties by Registrant. Registrant intended to effect such acquisitions through the issuance of large blocks of equity shares of Registrant. Although Registrant's initial estimate of the time when such plan could be put into effect has been extended, its basic intentions with respect to the business of Registrant have not changed, except insofar as it has been expanded to encompass the potential acquisition of service or manufacturing businesses,  as  well  as  commercial  real  estate  properties  for  equity  in
Registrant.  However,  in order to make  acquisitions  of any such properties or businesses, in exchange for issuances of stock in Registrant, a meeting of Registrant's shareholders must be called for the purpose of, among other things, increasing the amount of authorized capital stock. Such a meeting cannot be called, however, until all of Registrant's past and currently due annual reports on Forms 10-K and quarterly reports on Forms 10-Q are prepared and filed with the Securities and Exchange Commission. Registrant is currently in the process of doing so and has filed this Report in correction with such efforts. If
undertaken,   an  equity  financing  may  result  in  significant   dilution  to
Registrant's current shareholders and may also cause further changes in the control of Registrant and its management. RSL has not, as of the date hereof, located any commercial properties or service or manufacturing businesses for potential acquisition and has no present understanding, arrangement, or contractual commitment respecting, any specific property or business. Registrant's management, however, continues to believe that opportunities exist both in the United States and United Kingdom for investment in the foregoing areas of business and property and is actively investigating potential investment opportunities.

         It is the intention of management that Registrant's existing and proposed business activities continue to be conducted in separate segments. While at present Registrant's theatrical production activities, which are extremely limited in nature, represent the only active pan of Registrant's activities, it is intended that these activities will, in due course, as investment opportunities are secured, constitute a less significant part of Registrant's overall business.

         Management's current acquisition strategy involves the possibility of acquiring, in exchange for equity in Registrant, existing businesses which management believes will offer the opportunity of sound sustainable earnings with the potential for growth. Registrant does not intend to seek investments which involve a high degree of dependence on specialized skills or market conditions or which will be at risk from rapid changes in market conditions or from technological Change. All potential acquisitions will be analyzed in depth by the executive officers of Registrant. Advice from independent advisors will be sought as deemed appropriate by the executive officers. In evaluating potential investments, Registrant will consider, among other factors: (a) the current anticipated cash flows and their ability to meet operational needs and provide a competitive market return on the equity invested; (b) the potential for capital appreciation; (c) the geographical area and location of the business and/or property; (d) the ability to increase cash flow through a capable management; (e) the capability of existing management; (f) the market positions and relative strengths of the business related to its competitors; (g) the general economic growth and tax and regulatory environment of the communities in which the business operates; and (h) the prospects for liquidity, through sale, financing or refinancing.

         Registrant further intends to keep debt to conservative levels relative to equity with regard to both mature investments and new acquisitions. Registrant plans to raise funds by selling equity securities in Registrant in public or private transactions. The stockholders of Registrant do not and will not have any preemptive rights with respect to any such issues of Registrant's equity securities. Moreover, there can be no assurance that Registrant will be able to raise any funds through the sale of such securities.

         Registrant's directors may determine in the future that a change from Registrant's current investment strategies and policies is in the best interest of Registrant and its stockholders Stockholder approval will not be necessary for a change in Registrant's investment policies. Although no change in Registrant's investment policies is currently anticipated, should the directors deem it advisable, charges will be made. Alternative methods of financing, which could be adopted by the board of directors in the future, could include short, intermediate or long-term borrowings, on secured or unsecured basis. Such borrowings could be in the form of bank borrowings, including unsecured borrowings or borrowings secured on Registrant's then existing assets and/or assets being acquired with borrowed funds. Borrowings could also be made by Registrant by way of Registrant's issuance, in public or private transactions, of senior or subordinated notes or debentures, including notes or debentures convertible into shares of Registrant's common stock. Registrant may also combine any of the above financing methods.

         The ability of Registrant to finance the acquisition of investments through the issuance of Registrant's equity securities may result in the dilution of the book value of the shares of common stock held by Registrant's then current stockholders. Furthermore, the issuance by Registrant of senior or subordinated notes or debentures to finance any such acquisitions would result in the creation of creditors of Registrant having rights which are senior to those of the holders of Registrant's common stock. In some cases, borrowings may be made pursuant to loan agreements or indentures containing restrictive covenants or other limitations on Registrant's other operations. The bylaws of Registrant do not require the directors to review Registrant's investment policies at any specific intervals, to determine whether such policies are being followed or whether they are in the best interests of the stockholders of Registrant.

         Settlements with Officers and Directors. On or about November 16, 1992, Registrant's newly appointed officers, Terence G. Galgey, William J. Peacock, Peter N. Chapman, Carl J. Kuehner, and A. Joseph Tandet entered into employment or service agreements with Registrant (the "Executive Officer Compensation Agreements"). Agreements for the services of Messrs. Galgey, Peacock and Chapman were made indirectly with such individuals through the following corporate entities: (a) Mr. Galgey's service agreement was made through Galgey Financial Services Limited CGFSL"); (b) Mr. Peacock's service agreement was made through Oform Associates Limited Oform"); and (c) Mr. Chapman's service agreement was made through Chapman & Chapman ("C&C"). In the respective service agreements with GFSL, Oform, and C&C, each such corporate entity acknowledged to Registrant, among other things, that Messrs. Galgey, Peacock, or Chapman, as applicable, was its exclusive employee and that each such individual's services was to be furnished to Registrant as an independent contractor.

         Pursuant to the terms of their respective agreements, Messrs. Galgey, Peacock, Chapman, Kuehner, and Tandet were to be paid annual salaries for their services as officers of Registrant in the respective amounts of $85,000, $75,000, $75,000, $25,000, and $25,000. Due to the lack of sufficient funds therefor, Registrant was unable, in varying degrees, to meet its financial obligations to Messrs. Galgey, Peacock, Chapman, and Kuehner under the aforesaid agreements. As a result, Registrant accrued contractual liabilities to such individuals, by way of unpaid salaries and unreimbursed expenses in connection with the transactions with RSL, described above, Registrant entered into settlement agreements with each of Messrs. Galgey, Peacock, Chapman, Tandet and Kuehner pursuant to which Registrant issued shares of its common stock to such persons in satisfaction of monies owed to them in respect of such accrued contractual liabilities and unreimbursed expenses. For a discussion of the terms of such settlements, reference is made to the subtopic "Certain Relationships and Related Transactions-Transactions and Business Relationships with Management" of Item 13 of this Report.

         Insurance Proceeds. During the year ended December 31, 1992, a property which formed part of one of TRP's development projects was destroyed by fire. The property was demolished on recommendation of the insurance carrier. Proceeds in the amount of approximately $1,859,949 on the fire insurance policy on this property were accrued as income in Registrant's financial statements for the fiscal year ended December 31, 1992, but were received by Registrant during fiscal 1993. All of such proceeds were used to pay general creditors of TRP.

Theatrical Operations

         The Little Prince. A. Joseph Tandet acquired the worldwide stage, television, and radio rights to the literary work entitled "The Little Prince" by Antoine de Saint-Exupery and referred to herein as the "Work" on July 9, 1965 by agreement with Editions Gallimard, a French publishing company ("Gallimard") as representative of the Estate of Saint-Exupery. Contemporaneously therewith, by agreement with Soliffim, S.A. and TLP Productions, Ltd., Mr. Tandet also acquired the exclusive, worldwide recording, motion picture, commercial and merchandising rights to the Work. All of the foregoing rights were assigned to LPP by Mr. Tandet in 1980. LPP believes that it holds the exclusive right to produce theatrical presentations based upon the Work in the U.S. and in Canada in the English language as well as the non-exclusive right to produce theatrical presentations in Canada in the French language. However, its claims to such rights are presently being disputed by two independent theatrical producers, John Scoullar and Rick Cummins and LPP has instituted litigation with respect to such dispute. For a discussion of the claims by Scoullar and Cummins, which form the basis of such dispute and litigation, reference is made to the subtopic "Legal Proceedings-Scoullar and Cummins Matter" in Item 3 of this Report.

         On December 31, 1992, LPP authorized Theatreworks USA Corp. ("Theatreworks"), a New York stage production company which produces plays for family audiences, to produce a new musical stage production based upon the Work and geared specifically for a juvenile audience. LPP was paid $5,000 as an advance against two percent (2%) of all gross revenues derived by Theatreworks from the production. The Theatreworks production has been touring since October 1993. To date, revenues generated therefrom have not yet entitled LPP to royalties in an amount equal to the $5,000 already advanced. In the event revenues from the Theatreworks production should reach a level which would entitle LPP to royalties in an amount in excess of the $5,000 previously advanced, LPP can expect to receive additional revenue in respect thereof. There can be no assurance however, that this will prove to be the case.

         On September 30, 1992, LPP also authorized two independent theatrical producers, John Scoullar and Rick Cummins, to produce another new musical stage production based upon the Work, in New York by December 31, 1993, geared for an adult audience (the "Scoullar Cummins Production"). The Scoullar/Cummins production opened on October 17, 1993 at the 28th Street Theatre in New York City and ran through December 1993. During the fiscal year ended December 31, 1993, LPP derived gross revenues from the this production in the mount of $2,000 by way of an advance payment against royalties. No further royalties have been paid to date. As a result of the foregoing, Messrs. Scoullar and Cummins claim to have obtained from LPP's its right to produce theatrical presentations of the Work in the United States and Canada. LPP has instituted litigation to reform the agreement upon which Scoullar and Cummins base such claim. For a discussion of LPP's dispute with Messrs. Scoullar and Cummins and the ensuing litigation, reference is made to the Subtopic "Legal Proceedings-Scoullar and Cummins Matter" in Item 3 of this Report.

         Litigation with Gallimard and the Saint-Exupery Family. On February 6, 1992, LPP entered into an agreement with Gallimard and the Saint-Exupery family in settlement of litigation brought by Gallimard and the Saint-Exupery family against LPP in 1990. The settlement agreement provided, among other things, for the preservation of certain television production rights to the Work held by Pontaccio S.p.A. an Italian television production company ("Pontaccio"), payment to LPP of an aggregate amount of $200,000 (the "Settlement Fee") in six payments, a royalty to LPP of three percent (3%) of gross revenues derived from the proposed Pontaccio television production, and LPP's relinquishment of all of its rights to the Work except for the following:

              (a) the exclusive right to produce theatrical presentations of The Little Prince in the United States of America and in Canada in the English language. For discussion of respecting LPP's retention of these rights, reference is made to the subtopic "Legal Proceedings-Scoullar and Cummins Matter" in Item 3 of this Report); and

              (b) the non-exclusive right to produce theatrical representations of The Little Prince in Canada in the French language subject to the prior authorization of Gallimard.

         $150,000 of the $200,000 Settlement Fee were paid by Pontaccio in fiscal 1992. During the fiscal year ended December 31, 1993, Pontaccio paid an additional $50,000 in respect thereof. In addition, Pontaccio remains obligated to pay LPP a 3% television production royalty in the event that it mounts a television production of the Work. Plans for such a production currently include a budget of approximately $6,000,000. However, LPP is unable to state whether, if ever, such a production will be mounted. To date, Pontaccio has not generated any revenues from such proposed television production, and no royalty payments have been made to LPP.

         The Boys Next Door. In November 1987, in a joint venture with Duet Productions Inc., LPP produced an off-Broadway stage production of "The Boys Next Door" by Tom Griffen. The production was a clear critical, but not a financial, success. The production did however run for more than 70 performances in New York, as a result of which, LPP became entitled to certain subsidiary rights to subsequent performances of the production. During the fiscal year ended December 31, 1994, an amount of $4,500 was accrued in respect of such rights, which mount was subsequently paid to LPP in March 1995. There is no assurance that significant additional revenue, if any, will be earned by LPP in connection with this property.

         Oil City Symphony. LPP was an associate producer with Duet Productions Inc. of a production of "Oil City Symphony" which was produced off-Broadway in New York City in October 1987 and which ran until April 1989. LPP continues to hold certain touring rights to such production, but to date has realized no revenues therefrom. There can be no assurance that LPP will ever realize revenues from these touring rights.

         Film Rights. On October 28, 1983, LPP acquired from Ceskoslovensky Filmexport ("CF") the sole and exclusive rights, for a period of 15 years, in the territory of the United States, for the economic exploitation and public exhibition in cinemas of fifteen 35mm and 16mm feature length films made in Czechoslovakia. In exchange therefor, LPP issued $50,000 shares of its common stock to CF, valued at $1.25 per share. LPP has never received any revenues from the exhibition of these films, and during the fiscal year ended December 31, 1993, the distributor of such films advised LPP that such rights are worthless. LPP does not expect to derive any economic benefit from its rights to these films.

Competition

         Real Estate Business. Management believes that Registrant may face competition for the most attractive real estate investment opportunities from other investors who are aware of the opportunities available at this time to purchase properties at significantly deflated prices. Potential investors should note, however, that other investors, some of whom may have greater resources than Registrant, are in the market for real estate investment and present intense competition perforce of their being considerably better established and larger than Registrant in total assets and resources. Management intends to meet such competition by taking advantage of its experience and expertise in the UK real estate market and by using the financial strength which will be afforded to Registrant through its access to equity capital markets. There cannot however be any assurance that Registrant will, in fact, be able to raise equity capital on terms favorable to it or at times necessary to enable it to take advantage of attractive real estate investment opportunities against potential competitors.

         Theatrical Production Business. The entertainment industry in general, and the production of stage productions on or off-Broadway or in Regional or other theaters in particular, is extremely speculative. Only a small percentage of theatrical productions ever make a profit. Revenues from LPP's theatrical production business are dependent on a variety of factors over which it has no control, including critical and consumer reaction, competition from other productions and the advertising and publicity which LPP and parties external to LPP, such as theatrical reviews, etc. provide for LPP's productions. Audience appeal depends, among other things, upon unpredictable critical reviews and changeable public tastes, factors which cannot be reliably ascertained in advance and over which LPP has no control. LPP's principal competitive disadvantage in this field has been, and continues to be, its extremely limited capital resources. As at the date hereof, LPP does not foresee an increase in the amount of such capital available to it. It is therefore unable to state at this time whether it will ever have sufficient capital to enable it to compete effectively, if at all, in the area of theatrical production.

Personnel

         During the fiscal year ended December 31, 1994, Registrant had no employees other than its officers and directors and a full time clerical person employed by TRP in its real estate development business. The clerical person remained in the employ of Registrant until the sale of TRP on March 29, 1994. Since such date, Registrant has had no employees other than officers and directors.

Subsequent Events

         Sale of Trip to Bravecorp Limited. On March 29, 1994, Registrant sold all of the issued and outstanding stock of TRP to Bravecorp Limited
("Bravecorp"), a U.K. company wholly owned by Riparian Investments Limited ("RIL") and formed specifically for the purpose of purchasing TRP. For a discussion of the terms of such sale, and the events leading up to it, reference is made to the subtopic "Current Business Activities, Discontinued Real Estate Development Projects-Sale of TRP" of this Item 1.

         Distribution of Atlantic Properties, Ltd. Stock. On February 15, 1995, Registrant's three current officers and directors, founded Atlantic Properties, Ltd. In consideration of services rendered and unreimbursed expenses incurred in connection with its organization, Atlantic Properties issued 105,000 shares, constituting approximately 2.5% of its total issued and outstanding common stock, to Registrant. On March 30, 1995, Atlantic Properties, Ltd. filed a registration statement on Form S-11 with the Securities and Exchange Commission (SEC File No. 33-90790). The 105,000 shares owned by Registrant were included therein to be registered under the Securities Act of 1933, as amended, for distribution, on a pro rata basis, to the holders of Registrant's common stock of record, on a date to be determined, at the rate of one share of common stock for every two hundred thirty-eight (238) shares of Little Prince stock, without any Consideration being paid by such shareholders. Notwithstanding the foregoing, any person who holds shares of Little Prince common stock as of the initial Record Date in an amount of less than two hundred thirty-eight (238) will receive one share of Atlantic Properties, Ltd.
common stock.

Item 2. Properties

         Prior to the date of the sale of TRP on March 29, 1994, Registrant maintained its corporate headquarters in a suite of offices in a residential and commercial brick landmark building constituting TRP's Pandon Quays development project. This facility consisted of a suite of modern, newly renovated offices of approximately 1,800 square feet, virtually all of which space was dedicated to reception, office, and conference areas. Since the sale of TRP on March 29, 1994, the executive offices of Registrant have been maintained at the headquarters of the Riparian Group at 40 Lowndes Street, Belgravia, London, SW19HX, England. Registrant has no formal lease or agreement with respect to its office facilities and pays no rent or other remuneration for their use. These facilities consist of an approximately 1500 square foot suite of two executive offices and a reception area.

         LPPL Corp. maintains its headquarters at the office of its president, Mr. A. Joseph Tandet, at 555 Fifth Avenue, New York, NY 10017. Mr. Tandet receives no remuneration from LPPL Corp. or Registrant for the use of this facility or for the clerical and other incidental services provided to LPPL Corp. by Mr. Tandet.

         Prior to the date of sale of TRP on March 29, 1994, TRP owned several real estate development properties in various stages of completion. For a discussion in more detail of such properties, reference is made to Item 1 of this Report "Current Business Activities-Discontinued Real Estate Development Projects."

Item 3. Legal Proceedings

         Gallimard and Saint-Exupery Family Matters. For a discussion on the litigation and subsequent settlement of the captioned matter, reference is made to the subtopic "Business-Theatrical Operations-Litigation with Gallimard and Saint-Exupery Family" of Item 1 of this Report.

         Scoullar and Cummins Matter. On May 10, 1994, Little Prince Productions, Ltd. commenced an action in the Supreme Court of the State of New York, New York County, entitled Little Prince Productions, Ltd. vs. John Scoullar and Rick Cummins by serving a summons and complaint which demanded reformation of an agreement (The "Scoullar/Cummins Agreement), dated September 30, 1992 by and between Little Prince Productions, Ltd. and two independent theatrical producers, John Scoullar ("Scoullar") and Rick Cummins ("Cummins"). This agreement gave Scoullar and Cummins the right to produce a new musical production based upon the literary work entitled "The Little Prince" by Antoine de Saint-Exupery (referred to herein as the "Work"). LPP filed the summons and complaint in response to claims by Scoullar and Cummins that the Scoullar/Cummins Agreement grants to them the unqualified right to produce theatrical productions based upon the Work, throughout the United States and Canada, utilizing materials from all sources, including those directly connected to the Work. LPP claims that the rights of Scoullar and Cummins to mount theatrical productions of the Work in the United States and Canada is limited to productions based solely upon their own materials. Defendants filed an answer containing a general denial and a counterclaim requesting declaratory judgment in their favor.

         Depositions are expected to be taken in April 1995 with a trial expected to follow several months thereafter. LPP considers the claims of Scoullar and Cummins to be spurious. LPP is unable to state at this time, what the outcome of this litigation will be.

         Michael Frazier and Michael Frazier Productions, Inc. Matter. On September 1, 1993, Registrant and A. Joseph Tandet commenced an action (in the Civil Court, County of New York) against Michael Frazier Productions, Inc. and Michael Frazier, individually (collectively "Frazier"). The complaint seeks recompense of $20,630, which Registrant advanced on behalf of Frazier in connection with the settlement of an action which had been brought against LPP and other defendants in December 1990, in the United States District Court for the Northern District of Ohio, entitled "The Cleveland Play House vs. The Hearts Desire Company et al" (the "Cleveland Play House Litigation"). A stipulation was filed, and made an order of the Court, calling for a settlement in the total amount of $5,000 to be paid by Frazier to Registrant in five equal monthly installments of $1,000, with the first installment due April 7, 1995. To date, nothing has been paid in respect of such settlement.

         There are no other legal proceedings to which Registrant is a party or to which its property is subject, which are material to its business or prospects, and Registrant knows of no other legal proceedings contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year ended December 31, 1994, no matters were submitted to a vote of security holders.


                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Registrant's common stock, $.01 par value, is traded in the over-the-counter market under the symbol "LTLP." Because LPP did not meet the revised financial criteria for continued inclusion in the National Association of Securities Dealers' Automated Quotation System ("NASDAQ"), it was delisted therefrom, effective May 27, 1992. Since such date, Registrant's common stock has been quoted on the OTC Bulletin Board, provided however that since April 1, 1994, there has been so little trading activity in Registrant's stock that no bids are shown for the quarters subsequent thereto (see Footnote 2 to the Table, below).

         The following table sets forth representative high and low closing bid prices by calendar quarters as reported by the National Quotation Bureau and the OTC Bulletin Board from January 1, 1993 through March 31, 1995(2). Bid quotations represent prices between dealers, do not include retail mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.


                                               Bid Prices
                                      -------------------------
Calendar Quarter Ended                High Bid          Low Bid
----------------------                --------          -------

March 31, 1993                        1/16              5/16
June 30, 1993                         1/8               1/16
September 30, 1993                    1/8               1/8
December 31, 1993                     1/8               .01(1)
March 31, 1994                        3/8               .10(1)
June 30, 1994                         N/A(2)            N/A(2)
September 30, 1994                    N/A(2)            N/A(2)
December 31, 1994                     N/A(2)            N/A(2)
March 31, 1995                        N/A(2)            N/A(2)

---------------
(1) As reported by the National Quotation Bureau

(2) Management has been advised by the National Association of Securities Dealers, Inc. that no dealer submitted bid prices for registrant's stock from April 1, 1994 through March 31, 1995.


         As of April 7, 1995, the number of holders of record of the common stock, $.01 par value, of Registrant was 340.

Item 6. Selected Financial Data

         The financial data set forth below are derived from the consolidated financial statements of Registrant, which were audited by Moore Stephens, independent certified public accountants, for the fiscal years ended December 31, 1994, 1993 and 1992. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements, related notes and report of independent auditors, included herein. Specifically, for a detailed discussion of the Discontinued Operations of the Registrant, see Item 1 "Business-Current Business Activities-Discontinued Real Estate Development Project-Sale of TRP" and Notes 1 and 5 to the financial statements incorporated in Item 8 of this Report.


                                                               Years ended December 31,
                                        ------------------------------------------------------------------
                                        1994           1993          1992           1991          1990
                                        ----           ----          ----           ----          ----

Consolidated Statement of
Operations Data

Continuing Operations
Net Sales                          $     7,029    $    12,726    $       300    $        --    $        --
Operating costs                       (120,434)      (189,594)      (169,538)            --             --
Other income                               663            698            117             --             --
Net Loss                               (94,742)      (176,170)      (169,121)            --             --
Earnings (loss) per common share
(cents)                                  (0.56)         (1.26)         (1.21)            --             --

Discontinued Operations
Net Sales                          $   524,297    $ 3,091,265    $ 1,719,746    $ 1,557,517    $    75,172
Net (Loss) Income                      (37,450)    (2,195,149)       162,565        (21,858)      (179,486)
Earnings (loss) per common share
(cents)                                  (0.22)        (15.68)          1.16          (0.16)         (1.28)
Weighted Average of shares
outstanding                         16,711,564     13,999,236     13,999,236     13,999,236     13,999,236

Balance Sheet Data
Total Assets                       $    51,681    $ 3,762,762    $ 8,689,480    $ 9,777,699    $ 4,915,256
Current liabilities                    214,145      4,202,881      6,730,698      2,688,283      2,135,607
Non-current liabilities                     --             --             --      4,739,209      1,236,327
Shareholders' equity (deficit) .      (162,464)      (525,428)     1,867,627      2,350,207      1,543,322



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    Overview

         On November 16, 1992 (the "Acquisition Date") Registrant acquired all of the issued and outstanding capital stock of Tyne River Properties plc, a company incorporated in England ("TRP"), from the holders thereof in exchange for eleven million, eight hundred ninety-nine thousand, two hundred thirty-six (11,899,236) newly issued shares of Registrant's common stock. The scale of this acquisition was such that the activities of TRP formed the major part of Registrant's activities until the sale on March 29, 1994. As required by US accounting standards, the financial statements for the years ended December 31, 1993 and December 31, 1994, have been prepared to treat TRP as the parent company with balance sheet data and results of operations of Little Prince Productions included only with effect from the Acquisition Date. All the comparative financial information for periods prior to the Acquisition Date through December 31, 1994 therefore relate solely to TRP and its subsidiaries. The balance sheets also reflect the effects of accounting for the acquisition as a merger (purchase type).

         Balance sheet amounts originally denominated in United Kingdom sterling have been translated into U.S. dollars using the veer-end rate of exchange. Operational results originally denominated in United Kingdom sterling have been translated into U.S. dollars using the average annual rate of exchange. All business transactions effected by TRP are made in United Kingdom sterling. Fluctuations in foreign exchange rates could have, and in the past have at various times had, either negative or positive impacts on Registrant's balance sheet and results of operations. The Consolidated Statement of Shareholders' Equity included in the financial statements, which form a part of this report, shows the impact of changes in the dollar/sterling exchange rate on the value of TRP's assets and results of operations over this and prior periods. Such Statement for the year to December 31, 1994 shows no exchange gain or loss on translation. For the years ended December 31, 1993 and December 31, 1992, the Registrant had an exchange loss on translation of $21,736 and $49,122, respectively.

Results of Operations

         Registrant's operating results are summarized in ITEM 6 Selected financial Data. Generally, the decrease in Registrant's net loss from discontinued operations in 1994 resulted from the Registrants decision to sell TRP in part due to the additional decrease in the value of the A19 Property (as discussed under "Current Business Activities--Discontinued Real Estate Development Projects-Sale of TRP" of Item 1 of this Report). The sale of TRP resulted in a gain of $287,428. The increase in Registrant's net loss from discontinued operations from 1992 to 1993 was substantially the result of cash flow problems of TRP that were caused and exacerbated by a number of factors, including, but not limited to, a severe economic recession in the UK, which had a significant adverse effect on the UK real estate property markets, the cessation of rental revenues from a major property owned by TRP, the refusal of TRP's major lending bank to extend further credit, and the unexpected demand by a major creditor of TRP for payment in full of a major outstanding liability, and the completely unanticipated actions taken by such creditor in issuing a petition to the Court to dissolve TRP's wholly owned subsidiary, Exchange Buildings, Limited ("EBL") and to liquidate its assets. As a result of the foregoing the Registrant was forced to reduce the value of the Exchange Building by $970,000 and the A19 Property by $120,000. In addition, the 1992 Net Loss was reduced by the insurance proceeds on the destination of property which gave rise to an exceptional profit of $1,398,186.

         Following discontinuance of the real estate development activities, Registrant's continuing business comprises its Theatrical Operations only-see
Item 1 Theatrical Operations-and the results have been restated accordingly. All of this income derives from arrangements whereby Registrant receives revenue dependent on the successful staging of theatrical productions. If the theatrical productions are not successful then Registrant's revenue is severely reduced. The timing of receipt of the income is also dependent on the timing of staging the theatrical productions and can therefore fluctuate year on year. Whereas income was received during the 3 years ended December 31, 1994 there is no guarantee that income will continue to be received into the future. Revenue is not sensitive to changes in prices nor the effects of inflation.

         Registrant's operating costs comprise those costs associated with Registrant's continued compliance with regulatory matters including associated legal and professional costs.



Liquidity and Capital Resources

                                 Dec.31,    Change    Dec. 31,     Change   Dec. 31,   Change    Dec. 31,
                                  1994     1993-1994   1993      1992-1993   1992     1991-1992    1991
                                  ----     ---------   ----      --------    ----     --------     ----
                                (in 000s)  (in 000s) (in 000s)   (in 000s) (in 000s)  (in 000s)  (in 000s)


ASSETS
Cash and cash equivalents              5       -25        30         -26        56      -199        255
Investment in US Government           11        -9        20         +20        --        --         --
Bond Fund
Prepaid expenses and taxes             1       -27        28         +12        16       -11         27
Other debtors                         24      -100       124      -2,022     2,146    +1,559        587
Development Properties                --    -3,548     3,548      -2,875     6,423    -2,484      8,907
                                  ------    ------    ------      ------    ------    ------     ------
Total Current Assets                  41    -3,709     3,750      -4,891     8,641    -1,135      9,776
OTHER ASSETS                          11        -2        13         -35        48        47          1
                                  ------    ------    ------      ------    ------    ------     ------
TOTAL ASSETS                          52    -3,711     3,763      -4,926     8,689    -1,088      9,777
                                  ======    ======    ======      ======    ======    ======     ======

LIABILITIES AND
SHAREHOLDERS EQUITY
CURRENT LIABILITIES
Trade Creditors                      159      -585       744        -550     1,294      -137      1,431
Accrued taxes                         --        --        --        -430       430      +423          7
Mortgage loan                         --    -2,517     2,517      -1,449     3,986    +3,966         --
Bank loan                             --      -723       723         -17       740      -174        914
Other current liabilities             55      -164       219         -82       301       +90        211
                                  ------    ------    ------      ------    ------    ------     ------
Total current liabilities            214    -3,989     4,203      -2,528     6,731    +4,168      2,563
NON CURRENT LIABILITIES               --        --        --          --        --    -4,739      4,739
                                  ------    ------    ------      ------    ------    ------     ------
                                                                                                  7,302
TOTAL LIABILITIES                    214    -3,989     4,203      -2,528     6,731      -571
Minority Shareholders Interests       --       -85        85          -6        91       -34        125
Total shareholders equity           (162)      363      (525)     -2,392     1,867      -483      2,350
                                  ------    ------    ------      ------    ------    ------     ------
TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                   52    -3,711     3,763      -4,926     8,689    -1,088      9,777
                                  ======    ======    ======      ======    ======    ======     ======



         The above table indicates the line by line changes in the financial position of the Company over the 3 years ended December 31, 1994, 1993 and 1992. Throughout the period, albeit without success, the Company sought to raise additional liquidity through the issuance of additional shares of its common stock in order to further the property development segment of its business. This business was characterized by large fluctuations in working capital requirements arising from the relatively long duration of projects. In the initial stages, projects would absorb significant cash as properties were under construction. The Company would receive a return on its investment when the completed properties were sold. Given the lack of success in raising funds through the issuance of common stock, the Company had to substantially increase its borrowings. By December 31, 1991 completed properties were becoming available for sale and throughout the course of the following 3 years sales were made. Notwithstanding the Company's investment of additional funds to complete further properties, the level of sales was such that a substantial reduction in the level of working capital invested in development properties was seen during 1992 and 1993. The funds so released were primarily used in those years to reduce the level of mortgage loan outstanding together with related trade creditors.

         A major fire within one of the development properties under construction in early 1992 led to an insurance claim totalling $1.86 million which was included within the balance sheet at December 31, 1992 and paid during 1993. This accounts for the major part of the increase and subsequent decrease in the totals for Other debtors between December 31, 1991, 1992 and 1993.

         On March 29, 1994, the Company disposed of the whole of its interest in the share capital of Tyne River Properties pic (see Item 1 Business-Discontinued Real Estate Development Projects-Sale of TRP). The effect of this disposal on the line items above is set out in detail in Note 16 to Registrant's Financial Statements (see Item 8 below).

         On August 22, 1994, Registrant reached agreement with its Officers and Directors and a firm of professional advisors to issue shares of its Common Stock in full and final settlement of any claims they may have had against Registrant. See Item 13-Settlements with Officers and Directors. A total of 7,750,000 shares of common stock were issued in settlement of liabilities totalling $462,656. On the same day, an additional 3,250,000 shares of common stock were issued for $32,500 to Rapirian Securities Limited who, in addition to acquiring the shares in the common stock, had indicated their intention to give short term financial support to Registrant throughout the period of reorganization. The combined effect of both of these transactions was to improve the liquidity of Registrant by $495,146.

         Registrant had no material commitments for capital expenditure at any of the years ended December 31, 1994, 1993 and 1992.

Future Liquidity

         Currently, Registrant does not have any revenue resources. It must therefore rely on increasing its authorized share capital to either sell to potential investors in either public or private transactions or acquire a suitable business to satisfy the minimum financial criteria for inclusion in the National Association of Securities Dealers, Inc. automated quotation system. For a more detailed description of the Registrant's business plan, please see "Current Business Activities-Proposed Business Plan of RSL" under Item 1 of this Report.

         In order to make acquisitions of any such properties or businesses, in exchange for issuances of stock in Registrant, a meeting of Registrant's shareholders must be called for the purpose of, among other things, increasing the amount of authorized capital stock.

Item 8. Financial Statements and Supplementary Data

         The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         As at November 16, 1992, Registrant became the successor to TRP through a reverse acquisition. Pursuant to the Rules and Regulations of the Securities and Exchange Commission, perforce of such acquisition, TRP became, for accounting purposes, the reporting entity constituting the Registrant. KPMG Peat Marwick was previously the certifying accountants for TRP. On March 4, 1993, the board of directors terminated that firm's appointment and engaged Moore
Stephens, of St. Paul's House, Warwick Lane, London EC4P 4BN as Registrant's certifying accountants for the fiscal year ended December 31, 1992. Moore
Stephens has continued as Registrant's certifying accountants for the fiscal years ended December 31, 1993 and December 31, 1994 and is still presently serving as Registrant's certifying accountants.

         In connection with the audits of the two fiscal years ended December 31, 1991 and December 31, 1990, there were no disagreements with KPMG Peat Marwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

         The audit reports of KPMG Peat Marwick on the financial statements of TRP as of and for the fiscal years ended December 31, 1991 and December 31, 1990 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         The decision to change accountants was approved by Registrant's board of directors.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

         On September 9, 1994, RSL acquired a major equity position in Registrant pursuant to the RSL Agreement, which also provided for a change in the management of Registrant. For a discussion of the RSL Acquisition and Agreement, reference is made to the subtopic "Current Business Activities-RSL Agreement" of Item 1 of this Report. On February 15, 1995 one of the persons designated by RSL as an officer and director of Registrant was removed for cause and replaced.

Directors and Executive Officers

         Directors and Executive Officers During the Year Ended December 31, 1994. The table below sets forth the persons who were the directors and executive officers of Registrant at any time during the year ended December 31, 1994 together with their respective ages, their respective dates of service, the year in which each was first elected or appointed an officer or director, and any other office in Registrant held by each such person. All persons who served as officers of Registrant during this period also served as executive officers.


                                                                                               Officer and Director
                                                                                   ---------------------------------------------
   Name of Director                     Other Offices Held                   Age            From                   To
   ----------------                     ------------------                   ---            ----                   --

Adrian P. Kirby(1)              Chief Executive Office, Chairman, President  36        October 1, 1994       President
Peter N. Chapman                Treasurer, Secretary                         39        November 16, 1992     President
Christopher N.C. Jones(2)       Executive Vice President                     40        October 1, 1994       February 15, 1995
Terence G. Galgey(3)            President                                    50        November 16, 1992     October 1, 1994
William J. Peacock(3)           Executive Vice President                     60        November 16, 1992     October 1, 1994
Carl J. Kuehner(3)              Vice President                               54        November 16, 1992     October 1, 1994
A. Joseph Tandet(3)             Vice President                               62        November 1982         October 1, 1994


         Directors and Executive Officers After the Year Ended December 31, 1994. The table below sets forth the persons who were the directors and executive officers of Registrant at any three after the year ended December 31, 1994 together with their respective ages, their respective dates of service, the ),ear in which each was first elected or appointed an officer or director, and any other office in Registrant held by each such person. All persons who served as officers of Registrant during this period also served as executive officers.




                                                                                               Officer and Director
                                                                                  ----------------------------------------------
  Name of Director                    Other Offices Held                     Age             From                   To
  ----------------                    ------------------                     ---             ----                   --


Adrian P. Kirby(1)            Chief Executive Office, Chairman, President    36        October 1, 1994        Present
Peter N. Chapman              Treasurer, Secretary                           39        November 16, 1992      Present
Christopher N.C. Jones(2)     Executive Vice President                       40        October 1, 1994        February 15, 1995
Robert D. Evans               Executive Vice President                       40        February 15, 1995      Present

---------------
(1) Mr.  Kirby  took  office  on  October  1,  1994  in  connection  with  RSL's acquisition of approximately 25% of Registrant's  issued and outstanding  common stock. For information respecting Registrant's  transactions with RSL, reference is  made  to  the  discussion  contained  in  the  subtopics  "Current  Business
Activities" under the captions "Lack of Working  Capital-Second  Reorganization"
and "RSL  Agreement"  in Item 1 of this  Report.

(2) Mr.  Jones  took  office  on  October  1,  1994  in  connection  with  RSL's acquisition of approximately 25% of Registrant's  issued and outstanding  common stock. For information respecting Registrant's  transactions with RSL, reference is  made  to the  discussions  contained  in  the  subtopics  "Current  Business
Activities" under the captious "Lack of Working  Capital-Second  Reorganization"
and "RSL  Agreement" in Item 1 of this Report.  Subsequent to the period covered by this  Report,  on February  15,  1995,  at a special  meeting of the board of directors of Registrant  called for such purpose,  the board voted to remove Mr.
Jones from his offices as a director and Executive Vice President of Registrant, for cause. To fill the vacancies  created by the removal of Mr. Jones, the board appointed  Robert  David  Evans.  Mr.  Evans,  who is 40 years old,  has been an
independent   business  consultant  since  1993,  assisting  with  acquisitions, disposals,  and  financing  of various  projects,  principally  involving  gold, diamonds, and oil properties in Russia. From 1988 through 1992, Mr. Evans served as  Chairman  and  Chief  Executive  Officer,  and was a major  shareholder,  of
Enterprise  Computer Holdings,  Plc, a company involved in the computer hardware and  software  business.  Mr.  Evans is a founder,  officer,  director and major shareholder of Atlantic Properties, Ltd.

(3) Messrs. Galgey,  Peacock,  Kuehner, and Tandet resigned from their positions as  officers  and/or  directors  of  Registrant,  effective  October  1, 1994 in connection with RSL's  acquisition of approximately  25% of Registrant's  issued
and  outstanding   common  stock.   For  information   respecting   Registrant's
transactions  with RSL,  reference is made to the  discussions  contained in the subtopics  "Current  Business  Activities"  under the captious  "Lack of Working
Capital-Second Reorganization" and "RSL Agreement" in Item 1 of this Report.


         Messrs. Kirby, Chapman, and Evans, Registrant's current officers and directors, devote such of their time to Registrant's business and affairs as is required for their executive duties and meetings of the board of directors. On average, this requires an expenditure of 36 hours per week on the Registrant's business.

         Mr. Tandet devotes the majority of his time to the business affairs of LPP and Mr. Chapman devotes such time as is required for his executive duties and meetings of LPP's board of directors.

Family Relationships

         No family relationship exists between any director or executive officer of Registrant or person contemplated to become such.

Business Experience

         The following summarizes the present occupation and business experience during the past five years for each person who was a director or executive officer of Registrant at any time during the fiscal year ended December 31, 1994 or thereafter through and including March 31, 1995. No other persons have been nominated or chosen to become directors of Registrant.

         Adrian P. Kirby has been the president, chief executive officer and chairman of the board of directors of Registrant since October 1, 1994. He was a founder and is a major shareholder of Atlantic Properties, Ltd., and has served as a director and as treasurer of such corporation since its inception on February 15, 1995. In 1993, Mr. Kirby founded The Riparian Group, consisting of Riparian Securities, Ltd., Riparian Investments, Ltd. ("RIL"), and Riparian Properties, Ltd. Mr. Kirby is the Chief Executive Officer of all of the constituent corporations of the Riparian Group. In 1984, Mr. Kirby incorporated Guardacre Investments Limited, and subsequently, Guardacre Securities and Guardacre Properties Limited. Collectively, these corporations were known as the "Guardacre Group." From 1984 through November 1993, Mr. Kirby was the Chief Executive Officer of the Guardacre Group. The constituent corporations of the Guardacre Group were involved in a wide ranging program of investment trading predominantly in the commercial sector of the real estate market until November 1993 when they were sold and Mr. Kirby resigned.

         Peter N. Chapman has served as treasurer, secretary, and a director of Registrant from November 16, 1992 through the present. He also served as a director and the secretary of TRP from 1986 until March 29, 1994. On April 15, 1994, Barclays Bank foreclosed on Exchange Buildings, Ltd., a principal subsidiary of TRP. Chapman has been employed as a chartered accountant since 1979. He has been self employed since 1990, first independently and subsequently as a partner in Chapman & Chapman, a firm of chartered accountants. From 1988 through January 1990, Mr. Chapman worked for William A. Swales Limited where, commencing in January 1989, he served as Finance Director. From 1985 to 1988 he was employed by Pearson Engineering, initially as Finance Director and subsequently as Joint Managing Director. From 1983 to 1985 Mr. Chapman worked as the Finance Director for T.B. Pearson & Sons Limited. From 1976 to 1983 Mr. Chapman was employed by the public accounting firm of Peat, Marwick, McLintoch in Newcastle Upon Tyne. Mr. Chapman's varied work experience within the accounting profession has been primarily devoted to problem identification, the derivation of practical solutions to those problems and the controlled management of those solutions. Effective November 16, 1992, Mr. Chapman was appointed as an officer and director of LPPL Corp., a wholly owned subsidiary of Registrant. Mr. Chapman received a B.A. degree from Leeds University in 1976 and was admitted as a Fellow of the Institute of Chartered Accountants in England and Wales in 1979.

         Christopher N.C. Jones served as a director and executive vice president of Registrant from October 1, 1994 until February 15, 1995, when he was removed from such positions for cause. Mr. Jones is an associate of the Royal Institution of Chartered Surveyors and holds a diploma in Estate Management. Since 1959, Mr. Jones has been self employed as an independent commercial property consultant advising pension funds, property companies, and other property, holding clients. Since 1989, Mr. Jones has been a major shareholder and has served as the chief executive of Kingscote Limited, a United Kingdom company. Kingscote Limited held and managed commercial properties throughout the UK until such properties were sold prior to 1991.

         Robert David Evans has been the executive vice president and a director of Registrant since February 15, 1995. He has also served as the president and a director of Atlantic Properties, Ltd. since its inception on February 15, 1995. Since 1993, Mr. Evans has been self-employed as a business consultant, assisting with acquisitions and disposals of various business entities and with financing of various projects, principally involving gold, diamonds, and oil properties in Russia. From 1988 through 1992, Mr. Evans was Chairman and Chief Executive Officer and a major shareholder of Enterprise Computer Holdings, Plc ("ECH"). ECH is involved in the marketing of computer hardware and software.

         Terence G. Galgey served as the president and as a director of Registrant from November 16, 1992 until October 1, 1994 when he resigned his positions as required under the terms of the RSL Agreement (see "Current Business Activities-RSL Agreement" of Item 1 of this Report). He also served as the chairman of the board of directors of TRP from 1987 until March 29, 1994. Since 1983, Mr. Galgey has been the chairman and managing director of T.G. Galgey & Co. Limited, a brokerage firm and member of the London Stock Exchange. He has also been a shareholder, officer, and director of Galgey Financial Services Limited (formerly a wholly owned subsidiary of T.G. Galgey & Co. Limited) since 1988. Since 1982, Mr. Galgey has been a shareholder, officer, and director of Galgey Technical Industries Ltd. Both Galgey Financial Services Limited and Galgey Technical Industries Limited currently own assets but conduct no significant operations.

         William J. Peacock served as executive vice president and as a director of Registrant from November 16, 1992 until October 1, 1994 when he resigned his positions as required under the terms of the RSL Agreement (see "Current Business Activities-RSL Agreement" of Item 1 of this Report). He also served as a director of TRP from 1987 until March 29, 1994. Mr. Peacock is a civil engineer and has an extensive background in property management and development. Since March 1985, Mr. Peacock has been a director of Wincomblee Estates Ltd. and subsidiary companies. He was the founder of Oform Associates Ltd., is a major shareholder, and served as an officer and director thereof from 1983 to 1989. Since 1989, Mr. Peacock has been a director of Oform Associates Ltd. which provided project management, engineering, design and costing services to TRP (see "Related Transactions," below). From 1977 through 1982. Mr. Peacock was an officer and director of Broadacre Developments Ltd. He is a graduate of the Institution of Civil Engineers where he was awarded the James Forrest Silver Medal for published papers relating to civil engineering matters.

         Carl J. Kuehner served as vice president and a director of Registrant from November 16, 1992 until October 1, 1994 when the resigned his positions as required under the terms of the RSL Agreement (see "Current Business Activities-RSL Agreement" of Item 1 of this Report). He is a licensed real estate broker and has an extensive background as a real estate developer and consultant. He has also participated in the design of an advanced multi-processor computer system and has worked in the areas of dynamic storage management systems and computer systems simulation. Mr. Kuehner has been the president of Real Estate Technology Corp. ("RETC") in Naples, Florida since 1989. From October 1975 until September 1989 he was president of Real Estate Technology Corp., in New Canaan, Connecticut, an affiliate of RETC. Mr. Kuehner received a B.S. degree in physics from the University of Scranton in 1952 and a Master of Science degree in engineering from the University of Pennsylvania in 1964.

         A. Joseph Tandet served as president, treasurer, and a director of LPP from its inception in April 1980 until November 16, 1992, when he resigned from his positions as president and treasurer and was appointed vice president of Registrant. He served as vice president and a director of Registrant until October 1, 1994 when he resigned his positions as required under the terms of the RSL Agreement (see "Current Business Activities-RSL Agreement" of Item 1 of this Report). Mr. Tandet has been president and a director of LPPL Corp. since its inception in 1980, and continues to serve as such. For more than the past twenty years, Mr. Tender has been an attorney practicing in New York City. Mr. Tandet has also been engaged for more than twenty years in various entertainment and cultural activities in New York City, including the co-production of the off-Broadway play "Blood Wedding," a concert at Philharmonic Hall, and the co-production of the film "The Little Prince." Mr. Tandet also was a co-founder of the Committee for International Composers Concerts, Inc. and the Manhattan Theatre Club, Inc. which he served as president from founding until 1984 and which he presently serves as a Director Emeritus. Mr. Tandet has also produced two Broadway plays, "The Little Prince" and "Born Yesterday," as well as the off Broadway productions, "The Boys Next Door" and "Oil City Symphony." Other theatrical productions by Mr. Tandet include "Hearts Desire," which played in regional productions and a showcase production of "The Witch of Wall Street," at Lincoln Center, New York.

Compliance with Section 16(a) of the Exchange Act

         Any person who is an officer, director, or the beneficial owner, directly or indirectly, of more than 10% of the outstanding common stock of Registrant is required under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") to file certain reports with the Securities and Exchange Commission (the "Commission") disclosing his or her holdings or transactions in any securities of Registrant. For purposes of this discussion, all such persons required to file such reports will be referred to as "Reporting Persons." Every Reporting Person must file an initial statement of his or her beneficial ownership of Registrant's securities on the Commission's Form 3 within ten days after he or she becomes a Reporting Person. Thereafter
(with certain limited exceptions), all changes in his or her beneficial ownership of Registrant's securities must be reported on the Commission's Form 4 on or before the 10th day after the end of file month in which such change occurred. In addition, all Reporting Persons will be obligated to file an annual statement on the Commission's Form 5 within 45 days after the end of the fiscal year unless all reportable transactions have already been reported on an earlier filed Form 3 or Form 4. Transactions reportable on Form 5 will include all changes in a Reporting Person's beneficial ownership of Registrant securities which were not required to be reported on a Form 4 during the fiscal year as well as all holdings and transactions, which should have been reported during the most recent fiscal year on a Form 4, but were not. Statements of holdings which should have been reported on a Form 3 or transactions required to have been reported on a Form 4, which are reported on Form 5 after the end of the fiscal year in which they occurred will represent late Form 3 and Form 4 filings.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Registrant during the fiscal year ended December 31, 1994, Registrant knows of no person who was a Reporting Person and was a director, officer, or beneficial owner of more than 10 percent of any class of equity securities of the Registrant, who has failed to file any reports required to be filed on Forms 3 or 4 with respect to his holdings or transactions in Registrant's securities, other than as follows:

                                    Number of                    Number of
                                Reports Not Filed               Transactions
                                -----------------               ------------
                              Forms 3      Forms 4              Not Reported
                              -------      -------              ------------

William J. Peacock                            1                      1
Peter N. Chapman                              1                      1
Adrian P. Kirby                   1           1                      2
Christopher N.C. Jones            1                                  1
Patchouli Foundation              1                                  1
Riparian Securities, Ltd.         1           1                      2


         Registrant expects that all Reporting Persons who failed to file the proper reports due during the fiscal year ended December 31, 1994 will file such reports, albeit on an untimely basis, during the fiscal year ended December 31, 1995.

Item 11.   Executive Compensation

Current Remuneration

         Registrant has no stock option or stock appreciation rights, long term or other incentive compensation plans, deferred compensation plans, stock bonus plans, pension plans, or any other type of compensation plan in place for its executive officers, directors, or other employees and none of its executive officers or directors have ever received compensation of any such types from Registrant pursuant to plans or otherwise.

         The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities to Registrant for the years ended December 31, 1994, 1993, and 1992 by Registrant's chief executive officer. None of Registrant's executive officers received or accrued annual compensation in excess of $100,000 in any of such years. All of Registrant's current executive officers have agreed to render services to Registrant solely for the purpose of enhancing the value of their shareholdings in Registrant, until such time as Registrant has the financial resources available to compensate such persons for their services. (See the "Security Ownership of Management" table included in Item 12 of this Report.)


                           Summary Compensation Table

                                                           Annual      All Other
                                                           ------      ---------
                                                       Compensation Compensation
                                                       ------------ ------------
                                           Fiscal Year
    Name                    Position       December 31,    Salary
    ----                    --------       -----------     ------
Adrian P. Kirby(1)        President and        1994      $    -0-          $ -0-
                          CEO
Terence G. Galgey(2)      President and        1994        14,250      83,352(3)
                          CEO
Terence G. Galgey(2)      President and        1993        49,377
                          CEO
Terence G. Galgey(2)      President and        1992         9,808
                          CEO

---------------

(1) Mr. Kirby became president and chief executive officer of Registrant on October 1, 1994. Mr. Kirby has agreed to render his services to Registrant solely for the purpose of enhancing the value of his shareholdings in Registrant until such time as Registrant has the financial resources available to compensate him for his services.

(2) Mr. Galgey took office as Registrant's president and chief executive officer on November 16, 1992 and served as such until October 1, 1994. Under Mr. Galgey's service agreement with Registrant, he was entitled to be paid an annual salary of $85,000 for 1992. The mount shown for 1992 represents sums earned and received by Mr. Galgey for the period from November 16, 1992 to December 31, 1992. Mr. Galgey received all of his compensation from Registrant indirectly through T.G. Galgey & Co., an English company controlled by Mr. Galgey through stock ownership and his positions as an officer and director thereof. Under Mr. Galgey's service contract with Registrant, he was entitled to receive a salary of $85,000 in 1993 and $61,979 in 1994 relating to the period prior to his resignation. Due to a lack of liquidity the Company was unable to pay the amounts due. Only those sums outlined in the table above were paid. At the time of his resignation, $83,352 was outstanding and due under Mr. Galgey's service contract. In full and final settlement of this debt shares in the Company's common stock were issued as set out in Note (3) below.

(3)The liability of the Company under the Mr. Galgey's service agreement that was unpaid at the date of his resignation on October 1, 1994 of $83,352 was settled in full by the issuance of 1,250,000 shares in the Company's common stock.


Directors Remuneration

         The directors of Registrant are not compensated for their services as such.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

         The following table sets forth information with respect to the beneficial share ownership, as of March 31, 1995 of Registrant's common stock, $.01 par value, by each person who is known by Registrant to own beneficially more than 5% of Registrant's common stock.


    Name and Address          Amount and Nature of
   of Beneficial Owner        Beneficial Ownership          Percent of Class(3)
   -------------------        --------------------          ------------------
Patchouli Foundation(1)            6,240,402                       25%
c/o Von Erlach & Partners
Strasse 7, Postfach 4088
8022 Zurich

Adrian P. Kirby(2)                 6,240,402                        25
40 Lowndes Street
Belgravia, London
SW1X9HX, England

Terence G. Galgey(3)               2,250,000                         9
Little Lodge
Great Bardfield
Braintree, Essex CM7 4QB
England

John L. Milling(3)                 1,250,000                         5
115 River Road, Bldg. 12
Edgewater, NJ 07020

Frances Katz Levine(3)             1,250,000                         5
115 River Road, Bldg. 12
Edgewater, NJ 07020

---------------
(1) Includes 3,250,000 shares issued to RSL pursuant to the RSL agreement and an aggregate of additional 2,990,402 shares, transferred to RSL by Messrs. Peacock and Chapman, for the nominal consideration of $.0001 per share. All of such shares were transferred by RSL to the Patchouli Foundation on January 17, 1995. Both RSL and the Patchouli Foundation are under the control of Adrian P. Kirby and such transfer was therefore deemed not to involve a change in beneficial ownership. See Footnote 2 to this Table.

(2) Includes 6,240,402 shares beneficially owned by the Patchouli Foundation; Mr. Kirby may be deemed to be a beneficial owner of such shares through the investment and voting powers which Mr. Kirby was over such shares through his position as attorney-in-fact for the administrator of the Patchouli Foundation.

(3) Issued in September 1994 in partial satisfaction of unpaid fees for legal services rendered and unreimbursed expenses incurred.

Security Ownership of Management

         The following table sets forth information with respect to the share ownership, as of March 31, 1995, of each person who served as an executive officer and/or director of Registrant during the fiscal year ended December 31, 1994, individually and as a group.

  Name and Address                 Amount and Nature of
 of Beneficial Owner               Beneficial Ownership      Percent of Class(3)
 -------------------               --------------------      -------------------
Terence G. Galgey                      2,250,000                     9.0%
Little Lodge
Great Bardfield,
Braintree, Essex CM7 4QB
England

William J. Peacock                       299,437(1)                  1.2
2a Lindisfarne Road
Jesmond
Newcastle Upon Tyne
NE2 2HE, England

Peter N. Chapman                         325,000(2)                  1.3
Satley House
Satley, Bishop Auckland
County Durham DL13 4HU
England

Carl J. Kuehner                          845,687                     3.4
1191 Eighth Street, South
Suite 2C
Naples, FL 33940

A. Joseph Tandet(3)                      478,000                     1.9
555 Fifth Avenue
New York, NY 10017

Adrian P. Kirby(2)                     6,240,402                    25.0
40 Lowndes Street
Belgravia, London SW1X 9HX
England

---------------
(1) Excludes 1,500,000 shares which Mr. Peacock sold to RSL on October 7, 1994 as part of the aggregate of 3,000,000 shares which RSL purchased from Messrs. Peacock and Chapman for the nominal consideration of $.0001 per share.

(2) Excludes 1,500,000 shares which Mr. Chapman sold to RSL on October 7, 1994 as part of the aggregate of 3,000,000 shares which RSL purchased from Messrs. Peacock and Chapman for the nominal consideration of $.0001 per share.

(3) Does not include 500,000 shares which Registrant has agreed to issue to Mr. Tandet in consideration of his agreement to perform extensive legal services on behalf of Registrant's wholly owned subsidiary, LPPL Corp. Such stock issuance will be made at such time as Registrant's certificate of incorporation is amended so as to increase the authorized capital stock thereof. (4) Based upon 24,999,236 shares of common stock, $.01 par value, issued and outstanding as of April 7, 1995.

Changes in Control

         On September 9, 1994, RSL acquired 25% of the issued and outstanding stock of Registrant. On October 1, 1994, changes in the management of Registrant made pursuant to such stock acquisition took effect. See the discussion thereof contained in the subtopic "Current Business Activities-RSL Agreement" in Item 1 of this Report. Registrant is not aware of any arrangements which may at a subsequent date result in a change in control of Registrant.

Item 13.          Certain Relationships and Related Transactions

Transactions and Business Relationships with Management

         Service and Employment Agreements. Following the November 16, 1992 Reverse Acquisition, Registrant entered into agreements, directly or indirectly,1 with A. Joseph Tandet and the four other executive officers who were appointed as executive officers of Registrant pursuant to the Reverse
Acquisition. Such agreements provided for services to, or employment by, Registrant.

         1. A service agreement, dated November 16, 1992, with Galgey Financial Services Limited CGFSL") providing for the services of its president, Terence G. Galgey (the "Galgey Service Agreement");

         2. A service agreement, dated November 16, 1992, with Oform Associates Limited ("Oform") providing for the services of its executive vice president, William J. Peacock (the "Peacock Service Agreement");

         3. A service agreement, dated November 16, 1992, with Chapman & Chapman ("C&C") providing for the services of its treasurer and secretary, Peter N. Chapman (the "Chapman Service Agreement"); and

--------
1 In Registrant's respective Service Agreements with GFSL, Oform and C&C each of the foregoing acknowledged to Registrant that Messrs. Galgey, Peacock, or Chapman, as appropriate, was its exclusive employee, that each such individual's services were being furnished to Registrant as an independent contractor, and that accordingly, to the extent that all applicable laws and regulations allowed, the responsibility of complying with all statutory and legal requirements relating to each such respective individual as an employee, would be discharged wholly by GFSL, Oform or C&C, as applicable. The Service Agreements further provided that in the event any person should seek to establish any liability or obligation upon Registrant on the grounds that any of the respective individuals is an employee of Registrant, GFSL, Oform or C&C, as appropriate, would indemnify Registrant and keep it indemnified in respect of any liability or obligation and any related costs, expenses or other losses which Registrant incurred in connection therewith.

         4. An employment agreement, dated October 21, 1992, with A. Joseph Tandet providing for Mr. Tandet's employment as the vice president of Registrant and as president of LPPL Corp. (the "Tandet Employment Agreement").

         Settlements with Officers and Directors. Registrant was unable in varying degrees to meet its financial obligations under the service and Employment Agreements. As a result, Registrant accrued contractual liabilities arising from unpaid salaries and unreimbursed expenses. In connection with the August 22, 1994 RSL Agreement, Registrant entered into separate settlement agreements with the contracting parties under the respective service and employment agreements. In connection with the RSL stock acquisition and change in management, Messrs. Galgey, Peacock, Chapman, Tandet and Kuekner entered into separate settlement and release agreements with Registrant whereby they accepted, in full and final settlement of any claims they may have had against Registrant respecting accrued but unpaid compensation and reimbursable expenses, shares of Registrant's common stock, valued at approximately $.06 per share, as follows:

                               Amount of             Number of
    Name                       Liability           Shares Issued
    ----                       ---------           -------------
Torenee G. Galgey               $83,352               1,250,000
William J. Peacock               98,103               1,575,000
Peter N. Chapman                100,648               1,625,000
Carl Kuehner                     46,354                 800,000


         In addition, Registrant agreed to issue 500,000 shares to Mr. Tender, at such time as Registrant's certificate of incorporation is amended so as to increase its authorized capital stock, in consideration of Mr. Tandet's agreeing to render extensive legal services in connection with certain litigation matters of Registrant and its subsidiary LPPL Corp.

         Loan From Affiliate. During the year ended December 31, 1994 and the period subsequent thereto, the Patchouli Foundation his made loans to Registrant to cover costs and expenses incurred in connection with various corporate activities, including without limitation, legal, accounting, and filing fees incurred in connection with the preparation of Registrants annual reports on Form's 10-K for the years ended December 31, 1993 and 1994. To date, such loans aggregate to approximately $50,000.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  The following documents are filed as part of this Report.

         1. Financial Statements. See Index to financial statements on page f-1 of this Report.

         2. Financial Statement Schedules. Financial statement schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

         3. Exhibits. Exhibits filed as part of this report are as follows:




                                                                   Exhibit No.
                                                                    as filed
                                                                  with document
                                                                    indicated
                                                                    ---------

         2(a) Offer  Document  relating  to the  Recommended
              Offers by RAS  Securities  Corp.  on behalf of
              Little Prince Productions, Ltd. to acquire the
              entire  issued  share  capital  of Tyne  River
              Properties  plc and  Notice  of  Extraordinary
              General  Meeting  of  Tyne  River   Properties
              plc(1)                                                  2(a)


          (b) Announcement;  dated November 16, 1992, by RAS
              Securities Corp.  respecting valid acceptances
              of  the   Exchange   Offer   (mailed   to  TRP
              shareholders)(1)                                        2(b)


        10(a) Agreement,  dated  October  21,  1992,  by and
              among Little Prince  Productions,  Ltd.,  Tyne
              River   Properties  plc,  Terence  G.  Galgey,
              William J. Peacock, and Peter N. Chapman(1)            10(a)



         (b)  Letter,  dated  November  16,  1992,  from the
              directors of TRP to  Registrant  consenting to
              Registrant's   declaring  the  Exchange  Offer
              unconditional and delivering  certificate from
              Barclays Registrars  respecting the receipt of
              acceptances  of the  Exchange  Offer  from the
              holders of 90.38% of the TRP Ordinary  shares,
              and  100%  of the  TRP  Founder  and  Deferred
              Shares(1)                                              10(b)


         (c)  Service  Agreement,  dated  November 16, 1992,
              with Galgey Financial Services Limited(2)              10(c)


         (d)  Service  Agreement,  dated  November 16, 1992,
              with Oform Associates Limited(2)                       10(d)


         (e)  Service  Agreement,  dated  November 16, 1992,
              with Chapman & Chapman(2)                              10(e)



         (f)  Employment  Agreement,  dated October 21,1992,
              with A. Joseph Tandet(2)                               10(f)



         (g)  Agreement,  dated  August  22,  1994,  between
              Little Prince  Productions,  Ltd. and Riparian
              Securities Limited(3)

         23*  Consent of Moore Stephens L.L.P.



---------------
*Filed herewith.
(1) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to Registrant's Form 10-K, dated November 16, 1992, which exhibit is incorporated  herein by reference.

(2) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to Registrant's Transition Report on Form 10-K for the period ended November 16, 1992, which exhibit is incorporated herein by reference.

(3) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to Registrant's Form 8-K, dated August 22, 1994, which exhibit is incorporated herein by reference.

         (b)  Reports on Form 8-K

         No reports on Form 8-K have been filed by Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) and Rule 12b-15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LITTLE PRINCE PRODUCTIONS, LTD.


                                  By /s/ Adrian P. Kirby
                                     -------------------------------------
                                         ADRIAN P. KIRBY, President

                         Little Prince Productions, Ltd.
                                and Subsidiaries


                                December 31, 1994


              -----------------------------------------------------


                                TABLE OF CONTENTS

              -----------------------------------------------------


                                                                            Page
                                                                            ----

Independent Auditor's Report..............................................   F-2

Financial Statements:

         Consolidated Balance Sheets......................................   F-3
         Consolidated Statements of Operations............................   F-5
         Consolidated Statements of Shareholders' Deficit.................   F-6
         Consolidated Statements of Cash Flows............................   F-7
         Notes to Financial Statements....................................   F-9

                          Independent Auditor's Report

The Directors and Shareholders,
Little Prince Productions, Ltd.

We have audited the consolidated balance sheets of Little Prince Productions, Ltd., and subsidiaries at December 31, 1994 and 1993 and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Little Prince
Productions, Ltd., and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of its operations and cash flows for each of three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.





New York, New York
October 27, 1995

                         Little Prince Productions, Ltd.
                                and Subsidiaries


                           Consolidated Balance Sheets

                                          31st December    31st December
                                               1994            1993
                                               ----            ----
Assets                                     $             $

Current Assets

Cash and cash equivalents                        5,241        29,933
Investment in US Government Bond Fund
  (note 6)                                      10,900        20,000
Prepaid expenses and taxes                         612        27,807
Settlement proceeds receivable (note 11)          --          50,000
Development properties (note 7)                   --       3,548,150
Other debtors (note 13)                         23,700        74,181
                                           -----------   -----------
         Total current assets                   40,453     3,750,071

Property and Equipment-At Cost

Furniture, fixtures and equipment                 --           2,996
Less: Accumulated depreciation                    --          (1,033)
                                           -----------   -----------

Net property and equipment                        --           1,963

Other Assets

Production rights (note 8)                       7,500        10,000
Investment in joint ventures                     3,728           728
                                           -----------   -----------
         Total other assets                     11,228        10,728
                                           -----------   -----------

         Total Assets                      $    51,681   $ 3,762,762
                                           ===========   ===========



    The accompanying notes are an integral part of these financial statements

                         Little Prince Productions, Ltd.
                                and Subsidiaries


                           Consolidated Balance Sheets

                                              31st December  31st December
                                                   1994           1993
                                                   ----           ----
Liabilities and Shareholders' Deficit         $              $

Current Liabilities

Accounts payable                                  159,145        743,420
Mortgage loan (note 9)                               --        2,516,589
Bank loan (note 9)                                   --          723,325
Other current liabilities (note 14)                55,000        219,547
                                              -----------    -----------
         Total current liabilities                214,145      4,202,881

Minority shareholders' interests                     --           85,309
                                              -----------    -----------
                                                  214,145      4,288,190

Shareholders' Deficit

Common stock $0.01 par value
  Authorized-25,000,000 shares
  Issued and outstanding
    24,999,236 shares (1993: 13,999,236)
    (note 18)                                     249,992        139,992
Additional paid-in capital                      3,006,891      2,621,735
Accumulated deficit                            (3,419,347)    (3,019,251)
Foreign currency translation adjustment
  (note 17)                                          --         (267,904)
                                              -----------    -----------
         Total shareholders' deficit             (162,464)      (525,428)
                                              -----------    -----------

Total Liabilities and Shareholders' Deficit   $    51,681    $ 3,762,762
                                              ===========    ===========



    The accompanying notes are an integral part of these financial statements



                         Little Prince Productions, Ltd.
                                and Subsidiaries


                      Consolidated Statements of Operations

                                                                  Year ended 31st December
                                                      --------------------------------------------
                                                           1994            1993           1992
                                                           ----            ----           ----


Net sales (note 2)                                    $      7,029    $     12,726    $        300
Operating costs                                           (102,434)       (189,594)       (169,538)
                                                      ------------    ------------    ------------

(Loss)/income from continuing operations                   (95,405)       (176,868)       (169,238)
Interest income (note 3)                                       663             698             117
                                                      ------------    ------------    ------------

(Loss)/income from continuing operations before
  provision for income taxes                               (94,742)       (176,170)       (169,121)
Provision for income taxes (note 4)                           --              --              --
                                                      ------------    ------------    ------------

Loss from continuing operations after provision for
  income taxes                                             (94,742)       (176,170)       (169,121)

Discontinued Operations
(Loss)/income from discontinued operations (note 5)       (324,878)     (2,195,149)        162,565
Gain on disposal of subsidiary (note 16)                   287,428            --              --
                                                      ------------    ------------    ------------

Net Loss                                                  (132,192)     (2,371,319)         (6,556)
                                                      ============    ============    ============

Loss per share:
  Continuing Operations                                      (0.01)          (0.01)          (0.01)
  Discontinued Operations                                    (0.02)          (0.16)           0.01
  Gain on disposal of subsidiary                              0.02            --              --
                                                      ------------    ------------    ------------
Net loss                                                     (0.01)          (0.17)           --
                                                      ============    ============    ============

Average number of shares outstanding                    16,711,564      13,999,236      13,999,236
                                                      ============    ============    ============



    The accompanying notes are an integral part of these financial statements


                        Little Prince Productions, Ltd.
                                and Subsidiaries


                Consolidated Statements of Shareholders' Deficit

                                                                  Common Stock
                                                          --------------------------
                                                                               Foreign
                                                                Additional     Currency
                                   Number of                     Paid-in      Translation     Accumulated
                                    Shares          Amount       Capital      Adjustment        Deficit        Total
                                    ------          ------       -------      ----------        -------        -----

Balance-31st December 1991          393,022    $   105,680    $ 1,832,911    $   229,856    $  (641,376)   $ 1,527,071
Issuance of ordinary shares         206,399         19,918        857,947           --             --          877,865
Business combination (note 1)
  Recapitalization adjustment
    Founder shares                  (30,000)       (48,984)        48,984           --             --             --
    Ordinary shares                (551,119)       (47,102)        47,102           --             --             --
    Deferred shares                 (18,302)       (29,512)        29,512           --             --             --

  Issuance of Common Stock in
   Exchange for Stock of TRP     11,899,236        118,992       (118,992)          --             --             --
  Acquired Equity Section of
   LLP (note 1)                   2,100,000         21,000        (75,729)          --             --          (54,729)
Translation adjustment                 --             --             --         (476,024)          --         (476,024)
Net loss for the year                  --             --             --             --           (6,556)        (6,556)
                                -----------    -----------    -----------    -----------    -----------    -----------

Balance-31st December 1992       13,999,236        139,992      2,621,735       (246,168)      (647,932)     1,867,627
Translation adjustment                 --             --             --          (21,736)          --          (21,736)
Net loss for the year                  --             --             --             --       (2,371,319)    (2,371,319)
                                -----------    -----------    -----------    -----------    -----------    -----------

Balance-31st December 1993       13,999,236        139,992      2,621,735       (267,904)    (3,019,251)      (525,428)
Issuance of ordinary shares
 -October 3, 1994                11,000,000        110,000        385,156           --             --          495,156
u6c
Translation adjustment                 --             --             --             --             --             --
Transfer through reserves
 on disposal of subsidiary             --             --             --          267,904       (267,904)          --

Net loss for the year                  --             --             --             --         (132,192)      (132,192)
                                -----------    -----------    -----------    -----------    -----------    -----------

Balance-31st December 1994       24,999,236    $   249,992    $ 3,006,891    $      --      $(3,419,347)   $  (162,464)
                                ===========    ===========    ===========    ===========    ===========    ===========



    The accompanying notes are an integral part of these financial statements


                         Little Prince Productions, Ltd.
                                and Subsidiaries


                      Consolidated Statements of Cash Flows

                                                                             Year ended 31st December
                                                                  -----------------------------------------
                                                                       1994          1993            1992
                                                                       ----          ----            ----

Operating Activities
  Net loss                                                        $  (132,192)   $(2,371,319)   $    (6,556)
  Adjustments to reconcile net loss to
    Net Cash Provided by Operating Activities:
      Depreciation and amortization                                     3,048         36,090          2,560
      Effect of foreign currency exchange rate
      changes on cash and cash equivalents                               --           25,019        (65,825)
      Adjustment on disposal of fixed assets                             --             (148)        13,855
      Minority interests                                                   12         (3,799)        (9,900)
      Capitalization of interest as development properties cost          --          207,678        497,593
      Adjustment on disposal of subsidiary (see note 16)             (287,428)          --             --
  Change in Assets and Liabilities:
    (Increase)/Decrease in Assets:
    Accounts Receivable and other debtors                              94,413      1,951,428     (1,529,579)
    Development properties                                            406,163      2,522,337        784,809
    Increase/(Decrease) in Liabilities:
    Accounts payable and other current liabilities                    151,640     (1,026,516)       428,450
    United Kingdom Corporation Tax refunded                              --           13,579           --
  Net Cash Provided-Operating Activities                              235,656      1,354,349        115,407
                                                                  -----------    -----------    -----------

Investing Activities:
  Proceeds on disposal of assets                                         --              148           --
  Capital expenditure                                                    --             (703)        (2,345)
  Purchase of US Government Bonds                                        --          (20,000)          --
  Proceeds on disposal of subsidiary                                        1           --             --
  Proceeds on disposal of US Government Bonds                           9,100           --             --
  Investment in joint venture                                          (3,000)          --             --
  Business Combinations-Cash Acquired                                    --             --           58,403
  Cash released on disposal of subsidiary                              (2,290)          --             --
                                                                  -----------    -----------    -----------

Net Cash Provided/(Used)-Investing Activities                           3,811        (20,555)        56,058
                                                                  -----------    -----------    -----------



    The accompanying notes are an integral part of these financial statements



                         Little Prince Productions, Ltd.
                                and Subsidiaries


                Consolidated Statements of Cash Flows (Continued)

                                                         Year ended 31st December
                                               ------------------------------------------
                                                   1994           1993           1992
                                                   ----           ----           ----

Financing Activities
  Issuance of common stock                     $    32,500    $      --      $      --
  New short term loans                                --             --        1,103,447
  Repayment of loans                              (315,283)    (1,360,235)    (1,472,088)
  Bank overdrafts                                   18,624           --           (1,578)
                                               -----------    -----------    -----------

Net Cash Used-Financing Activities                (264,159)    (1,360,235)      (370,219)
                                               -----------    -----------    -----------

Net Decrease in Cash and Cash Equivalents          (24,692)       (26,441)      (198,754)
Cash and Cash Equivalents-Beginning of Years        29,933         56,374        255,128
                                               -----------    -----------    -----------

Cash and Cash Equivalents-End of Years               5,241         29,933         56,374
                                               ===========    ===========    ===========

Supplemental Disclosure

During  1994,  7,750,000  common  shares of $0.01 each were issued in respect of cancellation of liabilities amounting to $462,657 (see note 18).
                                                      1994           1993           1992
                                               -----------    -----------    -----------
    Cash paid during the year for:             $        34    $       876    $     1,352
                                               ===========    ===========    ===========
      Interest (net of amount capitalized)

      Income taxes paid                               --             --             --
                                               ===========    ===========    ===========



    The accompanying notes are an integral part of these financial statements

                         Little Prince Productions, Ltd.
                                and Subsidiaries




                        Notes to the Financial Statements
                               31st December 1994

1.       Summary of Significant Accounting Policies

Business Combination. The accompanying consolidated financial statements give effect to the business combination of Little Prince Productions, Ltd. and Tyne River Properties plc as a reverse acquisition on 16th November 1992 under the purchase method of accounting. Tyne River Properties plc was as at 31st December 1993, a subsidiary of Little Prince Productions, Ltd. On 29th March 1994, Tyne River Properties plc and all other United Kingdom subsidiaries were sold for (pound)1 (see note 5). The financial results in respect of each of the two years ended 31st December 1993 have been restated so as to show the financial results of Tyne River Properties Plc as a discontinued operation. The financial results included in respect of Tyne River Properties plc are for the years ended 31st December 1992 and 1993, and for the period up to 29th March 1994.

On 16th November 1992 Little Prince Productions, Ltd. acquired 100% of the issued share capital of Tyne River Properties plc, a company incorporated in the United Kingdom, in exchange for 11,899,236 shares of Little Prince Productions, Ltd. common stock, composing upon their issuance, approximately 85% of the common stock of the Company, issued and outstanding. Due to the relative size of the companies, Tyne River Properties plc was deemed the purchaser. For accounting purposes, the acquisition was treated as a recapitalization of Tyne River Properties plc with Tyne River Properties plc the acquirer (reverse acquisition). The statement of operations for the year ended 31st December 1992 reflects the operations of the Company and LPPL Corp. from 16th November 1992 onwards.

As at 31st December 1993 Tyne River Properties plc owned all of the issued and outstanding capital stock of the following companies, all of which are incorporated in England, and whose principal activity was property development, unless otherwise indicated:

         Exchange Buildings Limited
         Pandon Developments Limited
         Selective Construction Projects plc (88.8% interest)
         Period and Country Estates Limited (Dormant)

Little Prince Productions, Ltd. also owned all of the issued and outstanding common stock of LPPL Corp. Formerly inactive until 17th November 1992, this company is now involved in the presentation of theatrical performances.

The accompanying notes are an integral part of these financial statements

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated on consolidation.

Basis of accounting, fiscal year

The financial statements are presented on the accruals basis of accounting and the fiscal year ends on 31st December of each year.

         Net sales

         Net sales comprised royalty income.

         Depreciation

         Fixtures and fittings are depreciated over four years on the straight line basis.

         Development properties

         Development properties are included in the balance sheet date at the lower of cost (including attributable interest and overheads) and net realisable value.

         Production rights

         Production rights are amortized by systematic charges to income over the estimated remaining life of such rights pursuant to APB17 and the provisions of FAS63. Usually capitalized rights are amortized based on the estimated number of future showings, however, the rights provide for unlimited showings over the period of the agreement and in management's opinion, the estimated number of future showings are not determinable. Where applicable, an additional charge is made in order to write down the value of the rights to their perceived value.

         Foreign currency translation

         Balance sheet amounts denominated in United Kingdom sterling have been translated into U.S. dollars using the year end rate of exchange. Operations results denominated in United Kingdom sterling have been translated into U.S. Dollars using the average annual rate of exchange.

   The accompanying notes are an integral part of these financial statements

         Cash and cash equivalents

         For the purposes of the statement of cash flows, the Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Net loss per share

         Net loss per share is computed by dividing the net loss by the average number of common shares outstanding during the period.

2.       Net Sales


         Net sales comprised:                            1994              1993
                                                        ------           -------

         Royalty income                                 $7,029           $12,726
                                                        ======           =======


         Virtually all royalty income is derived from one payor. The income arises from the Company's interest in various theatrical productions.

3.       Interest Income


                                                          1994              1993
                                                         -----              ----

         Bank interest                                   $ 663              $698
                                                         =====              ====


4.       Provision for Income Taxes

         No liability to income taxes arises due to the losses of the Company and its subsidiary.

         As of January 1,1993 the Company adopted Statement of Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes. In prior years the Company followed the provisions of Accounting Principles Board Opinion 11. Prior year financial statements have not be restated to reflect the provisions of FAS 109.


   The accompanying notes are an integral part of these financial statements

 4. No cumulative effect of the change in accounting principle to FAS 109 is recorded in the statement of operations as the gross deferred asset of $1,160,000 has been offset by a valuation allowance of the same amount. The gross asset arises from net operating loss carryovers; however, management believes that there will not be enough taxable income in the future to utilize the losses and therefore a valuation allowance has been established for the full amount of the asset.

         The Company has approximately $2,910,400 of net operating losses which can be used to offset future federal taxable income. The losses expire as follows:

               1996                                      $671,000
               1997                                        50,000
               1998                                        14,200
               1999                                        12,600
               2003                                       236,400
            Thereafter                                  1,926,200
                                                       ----------
                                                       $2,910,400
                                                       ==========

   The accompanying notes are an integral part of these financial statements

5.       (Loss) Income from Discontinued Operations

         (Loss) income from discontinued operations relates to the financial results of Tyne River Properties Plc., which company was sold on 29th March 1994. The results comprised:


                                         1994          1993          1992
                                      ----------    ----------    ----------
                                      $             $             $
Net sales:
    Sale of properties                   524,175     3,062,958     1,684,280
    Rental income                            122        28,307        35,466
                                      ----------    ----------    ----------
                                         524,297     3,091,265     1,719,746
Operating costs:
    Provision of foreseeable losses
     on development contacts                --        (509,190)   (1,088,971)
    Write back of prior year
     provision against land and
     buildings held for                     --            --         156,651
     development
    Write down of land and
     buildings held for
     development to net realisable          --        (152,494)     (155,710)
     value
    Insurance proceeds on
     destination of property                --            --       1,398,186
    Other operating costs               (849,365)   (4,744,123)   (1,799,013)
                                      ----------    ----------    ----------
                                        (849,365)   (5,405,807)   (1,488,857)
                                      ----------    ----------    ----------
    (Loss)/Income from operations       (325,068)   (2,314,542)      230,889
    Interest income                          212         3,370         7,307
    Interest expense                         (34)         (876)       (1,352)
                                      ----------    ----------    ----------
    (Loss)/Income before
      provision for income taxes        (324,890)   (2,312,048)      236,844
    Provision for income taxes              --         113,056       (85,346)
                                      ----------    ----------    ----------
    (Loss)/income after provisions
      for income taxes                  (324,890)   (2,198,992)      151,498
    Minority interests                        12         3,843        11,067
                                      ----------    ----------    ----------
    Net (loss)/income                   (324,878)   (2,195,149)      162,565
                                      ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements

5.       (Loss) / Income from Discontinued Operations-Continued

During the year ended 31st December 1992, a property which formed part of a development project being undertaken by a subsidiary was destroyed by fire. The property has since been demolished upon the recommendation of the group's insurers. The insurance proceeds, which were received in 1993, were $1,859,949 ((pound)91,228,500 at 1992 year end rates); deducting costs attributable to that development project gives rise to an exceptional profit of $1,398,186.

Interest Costs

                                                   1994         1993
                                                ---------    ---------

On bank loans and overdrafts                    $  74,042    $ 404,459
On other loans                                         34          876
                                                ---------    ---------
                                                   74,076      405,335

Transfer to development properties (note 7)       (74,042)    (404,459)
                                                ---------    ---------
Interest expense                                       34          876
                                                =========    =========

Provision for Income Taxes

                                                   1994         1993
                                                ---------    ---------

United Kingdom corporation tax on profits for
 the year at 33%                                $    --      $    --
United Kingdom corporation tax recoverable           --       (113,056)
                                                ---------    ---------
                                                $    --      $ 113,056
                                                =========    =========

6.       Investment in US Government Bond Fund

         The investment in US Government Bond Fund relates to an investment in a mutual fund comprised of short term debt securities issued by the US Treasury and other US Government agencies. As a mutual fund, investment has no stated maturity date.

         On 1 January 1994, the Company adopted Statement of Accounting Standards No. 115 ("FAS 115"), Accounting for Certain Investments in Debt and Equity Securities; the cumulative effect of the change in accounting principle was immaterial. The investment is classified as available for sale securities. At 31st December 1994 cost approximates market. During 1994 there were no material gross unrealised gains.


   The accompanying notes are an integral part of these financial statements

7.       Development Properties

                                                 1994         1993
                                              ---------   ----------

Development properties                        $    --     $3,229,950
Land held for development                          --        318,200
                                              ---------   ----------
                                                   --      3,548,150
                                              =========   ==========

Cumulative interest included in development        --        894,941
                                              =========   ==========
 properties


         On 29th March 1994 Tyne River Properties plc and all other United Kingdom subsidiaries were sold.

8.       Production Rights

         On 4th April 1980, the President of the Company assigned to the Company all of the Rights relating to theatrical productions which he had received, in connection with an agreement with TLP Productions, Ltd., Editions Gallimard and Solifilm S.A. Such Rights and the related value of the shares then issued were recorded in the Company's books at $80,000 plus additional costs of $6,500 for an extension of the Rights and legal fees totalling $86,500. These Rights were subsequently transferred to LPPL Corp. As at 31st December 1994, the unamortized portion of the Rights was $7,500 (1993: $10,000 after a write down of $28,925 in 1993).

9.       Mortgage and Bank Loans

         The mortgage loan was a revolving facility and was secured on a development property. No repayment date was set for this facility. Interest was charged at the prevailing United Kingdom base mortgage rate as charged to owner occupiers plus 2 per cent.

         The bank loan was secured on a development property. No fixed maturity date existed, but the loan was repayable on demand. Interest was charged at the prevailing United Kingdom bank base rate plus 2 1/2 per cent.

   The accompanying notes are an integral part of these financial statements

9.       Mortgage and Bank Loans Continued

                                               1994        1993        1992
                                            ---------   ---------   ---------

Mortgage Loan
  Maximum amount outstanding (pound)        1,700,398   2,806,857   3,057,947
  Weighted average interest rate (%)             10.3        10.6        13.3
  Weighted average loan balance (pound)     1,566,310   1,768,265   2,457,965
  Weighted average interest by value (%)         10.3        10.6        13.4

Bank Loan
  Maximum amount outstanding (pound)          488,733     488,733     488,733
  Weighted average loan balance (pound)       488,733     488,733     488,733


         Due to the nature of the bank loan whereby interest is charged direct to the bank account, no details of the weighted average interest rate and weighted average interest rate by value have been calculated.

         On 29th March 1994, Tyne River Properties plc was sold and consequently the mortgage no longer remain within the group.

10.      Related Parties

                                                 1994       1993
                                               --------   --------

Transactions with related parties comprised:
  Emoluments                                   $ 43,229   $ 56,250
  Consideration to third parties for making
    available the services of directors         171,355    264,375
  Other payments                                   --       35,766
                                               --------   --------
                                               $214,584   $356,391
                                               ========   ========


   The accompanying notes are an integral part of these financial statements

10.      Related Parties Continued

         Transactions with related parties relate to the following:

                                                      1994                1993
                                                    --------            --------

         Mr. A.P. Kirby                             $   --              $   --
         Mr. C.N.C. Jones                               --                  --
         Mr. T. Galgey                                61,979              95,625
         Mr. W.J. Peacock                             54,688             120,141
         Mr. P.N. Chapman                             54,688              84,375
         Mr. J. Tandet                                25,000              28,125
         Mr. C. Kuehner                               18,229              28,125
                                                    --------            --------
                                                    $214,584            $356,391
                                                    ========            ========


         Mr. W.J. Peacock was a director of the Company, until his resignation in August 1994. Oform Associates Limited, a company incorporated in England, of which Mr. W.J. Peacock is a minority shareholder and non-executive director, provided project management, engineering, design and costing services in respect of the development projects carried out by Pandon Developments Limited (a subsidiary of the Company) and was entitled to receive 5.5 per cent of the construction costs of the project (capped at (pound)6,000,000; $8,880,000 at 1993 year end exchange rates). During the year ended 31st December 1993, $35,766 was paid in respect of these services. From this sum, disbursements were made to the Consulting Engineers and Quantity Surveyors employed by Oform Associates Limited for the provision of their services as follows: the Consulting Engineers were entitled to receive 0.67 per cent of the construction costs of the project and Quantity Surveyors were entitled to receive 1.0035 per cent of the construction costs (capped at (pound)6,000,000; $8,880,000 at 1993 year end exchange rates) from the fee paid to Oform Associates Limited.

         Fees payable in respect of consultancy services provided by Mr. W.J. Peacock in the year amounted to $54,688 (1993 $84,375). All outstanding liabilities due to Mr. W.J. Peacock were sold as part of the settlement agreement (see note 18).

         Mr. T. Galgey was a director of the Company until his resignation in August 1994. Galgey Financial Services Limited of which Mr. T. Galgey is a director and shareholder, provided consultancy services to the Group. Fees payable in respect of such services in the year amounted to $61,979 (1993: $95,625). All outstanding liabilities due to Mr. T. Galgey were settled as part of the settlement agreement (see note 18).


   The accompanying notes are an integral part of these financial statements

         Mr. P.N. Chapman is a director of the Company. Chapman & Chapman, a firm of Chartered Accountants in which Mr. P.N. Chapman is a partner, provided consultancy and accounting services to the Group. Fees payable in respect of such services in the year amounted to $54,688 (1993:
         $84,375). All outstanding liabilities due to Mr. P.N. Chapman were settled as part of the settlement agreement (see note 18).

         LPPL Corp. maintains its office at 555 Fifth Avenue, New York, N.Y., the office of Mr. J. Tandet, who was the President of the Company until his resignation in August 1994. Mr. Tandet receives no remuneration for this facility from the Company or from LPPL Corp. Fees payable in respect of his services as a director in the year and for managing the affairs of the Company's operating subsidiary, LPPL Corp, amounted to $25,000 (1993: $28,125). All outstanding liabilities due to Mr. J. Tandet were settled as part of the settlement agreement (see note 18).

         Mr. C. Kuehner was a director of the Company until his resignation in August 1994. Fees payable in respect of such services in the year amounted to $18,229 (1993: $28,125). All outstanding liabilities due to Mr. C. Kuehner were settled as part of the settlement agreement (see note 18).

11.      Litigation Settlement Agreements

         On 18th December 1990, an action against Little Prince Productions, Ltd. commenced before the Tribunal de Grande Instance of Paris, France. The Plaintiff was seeking a judicial declaration of the termination of an agreement, along with reimbursement of all sums received and damages and legal fees of approximately $200,000. In February 1992, an agreement was reached to settle the above matter whereby Little Prince Productions, Ltd. was to receive $200,000 in return for giving up certain foreign rights to the "Rights" as follows: $50,000 receivable upon full performance of the Settlement Agreement and four receipts of $25,000 each every three months thereafter with a final receipt of $50,000 by November 1993. At the date of the signing of these financial statements, all monies had been received.


   The accompanying notes are an integral part of these financial statements

11. The Settlement also stipulated that the Company must abandon the corporate name "Little Prince Productions, Ltd." within 18 months from 6th February 1992. As at the date of the signing of these financial statements, the name of the Company has not been changed nor has any action been commenced by the plaintiff. The Company's former Counsel for a rescinded business combination instituted a lawsuit for legal fees of $81,000 in connection therewith. The Company filed a counterclaim against the plaintiff. In December 1992. All parties entered into a settlement agreement and in March 1993, the Group paid $25,000 in full settlement of this matter.

         In connection with the Group's 41% investment in the production of the musical play "Hearts Desire," the Cleveland Playhouse brought an action in the United States District Court for the Northern District of Ohio for the total sum of $75,000. The litigation was settled for $73,000 in April 1993, with $29,930 applicable to the Group. This amount was settled in the year ended 31st December 1993.

12.      Royalty Agreements

         On 31st December 1992, the LPPL Corp. authorized Theatreworks USA Corp, a New York stage production company which produces plays for family audiences to produce a new musical stage production based upon the literary work entitled `The Little Prince' (the "Work") and geared specifically for a juvenile audience. LPPL Corp. was paid $5,000 in January 1993 as an advance against two per cent (2%) of all gross revenues derived by Theatreworks from the production. No production has yet been mounted.

         On 1st December 1992 LPPL Corp. authorized two independent theatrical producers to produce another new musical stage production based upon the Work, in New York by 31st December 1993, geared for an adult audience. LPPL Corp. received a $2,000 advance in May 1993 of against royalties of 1 1/2 per cent of gross weekly box office receipts increasing to 2% upon recoupment of production costs derived from the production. A production was mounted for one week in October 1993. The show was subsequently closed in order to move to a more suitable location and was reopened on 13th November 1993.

         Pursuant to the terms of their respective agreements with LPPL Corp, the two productions will not be staged at the same time or in the same location.


   The accompanying notes are an integral part of these financial statements

13.      Other Debtors

         At 31st December 1994 the following components of Other Debtors comprised at least 5% of total current assets:

         Due from Riparian Securities Limited                           $  2,770
         Due from former joint venture partner                            18,930
                                                                        --------
                                                                        $ 21,700
                                                                        ========
14.      Other Current Liabilities

         At 31st December 1994 the total of Other Current Liabilities is comprised of accrued professional fees. At 31st December 1993 no single component comprised at least 5% of the balance in this account.


15.      Post Balance Sheet Event

         a. In February 1995, the Company entered into an agreement with Atlantic Properties Limited ("Atlantic"), a company incorporated in the State of Delaware, involved in property development. The terms of this agreement included the Company receiving 2-1/2% of the issued share capital of Atlantic, in return for services provided by directors of the Company to Atlantic.

         b. On 27th July 1995, an action of the Board of Directors by unanimous written consent resolved to authorise, empower and direct a filing of a Proxy Statement with the Securities and Exchange Commission and such other places as may be required.

   The accompanying notes are an integral part of these financial statements

16.      Additional Information on Cash Flows

                                                 1994         1993        1992
                                            -----------    ---------   ---------

Disposal of subsidiary
Cash and cash equivalents                   $    (2,290)   $    --     $    --
Development properties                       (3,141,987)        --          --
Accounts receivable and other debtors           (33,263)        --          --
Property and equipment                           (1,415)        --          --
Accounts payable and accrued income             437,804         --          --
Loans                                         2,924,631         --          --
Bank overdraft                                   18,626         --          --
Minority shareholders' interest                  85,321         --          --
                                            -----------    ---------   ---------
                                                287,427         --          --
Proceeds of disposal                                  1         --          --
                                            -----------    ---------   ---------
Gain on disposal                            $   287,428    $    --     $    --
                                            ===========    =========   =========


17.      Currency Translation Adjustment

         Changes  in  the  currency  translation   adjustment  included  in  the
         Shareholders' deficit section of the Consolidated Balance Sheet are as follows:

                                                 1994       1993         1992
                                              ---------  ---------    ---------
Currency translation adjustment 1st January   $(267,904) $(246,168)   $ 229,856
Translation adjustments                            --      (21,736)    (476,024)
Adjustment through reserves                     267,904       --           --
                                              ---------  ---------    ---------
Currency translation adjustment 31st December      --     (267,904)    (246,168)
                                              =========  =========    =========


18.      Major Shareholdings

         On 22nd August 1994, the Company entered into certain agreements (the "Agreements") with Riparian Securities Limited ("Riparian"), a firm of professional advisers and the then directors of the Company. Pursuant to these agreements, a total of 11 million shares of the Registrant's common stock were issued for $495,146. Of the 11 million shares, a total of 7,750,000 were issued to the following individuals and entities in settlement of liabilities totalling $462,656:

   The accompanying notes are an integral part of these financial statements

18.      Major Shareholdings


                                      Amount of              Number of
     Name                             Liability            Shares issues
     ----                             ---------            -------------
Terence G. Galgey                     $  83,352              1,250,000
William J. Peacock                       98,103              1,575,000
Peter N. Chapman                        100,648              1,625,000
Carl Kuehner                             46,354                800,000
John Milling                            134,199              2,500,000


The remaining 3,250,000 shares were issued to Riparian for $32,500. Subsequent to 22nd August 1994, Riparian acquired an additional 3,000,000 shares of common stock, resulting in Riparian owning 25% of the issued and outstanding common stock of the Company. On 17th January 1995 Riparian transferred its entire holding to the Patchouli Foundation, a Liechtenstein Stiftung. As of 7th March 1995 the Patchouli Foundation owned 25% of the issued and outstanding common stock of the Company.

The Agreements also required, among other things, that Messrs. Galgey, Peacock, Kuehner and Tandet resign as directors of the Company, and that Messrs. Kirby and Jones be appointed as directors.

The Company also entered into an agreement on 22nd August 1994 to issue 500,000 shares to Mr. J. Tandet, at such time as the Company's certificate of incorporation is amended so as to increase its authorised capital stock, in consideration of Mr. Tandet's agreement to render extensive legal services in connection with certain litigation matters of the group. At the date of the signing of these financial statements, these shares have not been issued.

   The accompanying notes are an integral part of these financial statements

Item 9. Disagreements on Accounting and Financial Disclosure

         As at November 16, 1992, Registrant became the successor to TRP through a reverse acquisition. Pursuant to the Rules and Regulations of the Securities and Exchange Commission, perforce of such acquisition, TRP became, for accounting purposes, the reporting entity constituting the Registrant. KPMG Peat Marwick was previously the certifying accountants for TRP. On March 4, 1993, the board of directors terminated that firm's appointment and engaged Moore
Stephens, of St. Paul's House, Warwick Lane, London EC4P 4BN as Registrant's certifying accountants for the fiscal year ended December 31, 1992. Moore
Stephens has continued as Registrant's certifying accountants for the fiscal years ended December 31, 1993 and December 31, 1994 and is still presently serving as Registrant's certifying accountants.

         In connection with the audits of the two fiscal years ended December 31, 1991 and December 31, 1990, there were no disagreements with KPMG Peat Marwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

         The audit reports of KPMG Peat Marwick on the financial statements of TRP as of and for the fiscal years ended December 31, 1991 and December 31, 1990 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         The decision to change accountants was approved by Registrant's board of directors.


                                    PART III


Item 10. Directors and Executive Officers of Registrant

         On September 9, 1994, RSL acquired a major equity position in Registrant pursuant to the RSL Agreement, which also provided for a change in the management of Registrant. For a discussion of the RSL Acquisition and Agreement, reference is made to the subtopic "Current Business Activities-RSL Agreement" of Item 1 of this Report. On February 15, 1995 one of the persons designated by RSL as an officer and director of Registrant was removed for cause and replaced. For information respecting the individuals designated by RSL to serve as officers and directors of Registrant until the next meeting of the shareholders, reference is made to the discussion thereof contained in Item 1 "Change in Control of Registrant" of Registrant's current report on Form S-K, dated August 22, 1994; Registrant's Notice to Shareholders pursuant to Rule
14f-1 of the 34 Act, filed with the Commission and mailed to Registrant's shareholders on September 21, 1994; and Item 5 "Other Events-Removal and Appointment of Directors" of Registrant's current report on Form S-K, dated February 15, 1995.

Directors and Executive Officers

         Directors and Executive Officers During the Year Ended December 31, 1994. The table below sets forth the persons who were the directors and executive officers of Registrant at any time during the year ended December 31, 1994 together with their respective ages, their respective dates of service, the year in which each was first elected or appointed an officer or director, and any other office in Registrant held by each such person. All persons who served as officers of Registrant during this period also served as executive officers.

                                                                                               Officer and Director
                                                                                   ---------------------------------------------
  Name of Director                     Other Offices Held                    Age            From               To
  ----------------                     ------------------                    ---            ----               --

Arian P. Kirby(1)               Chief Executive Office, Chairman, President  36      October 1, 1994       President
Peter N. Chapman                Treasurer, Secretary                         39      November 16, 1992     President
Christopher N.C. Jones(2)       Executive Vice President                     40      October 1, 1994       February 15, 1995
Terence G. Galgey(3)            President                                    50      November 16, 1992     October 1, 1994
William J. Peacock(3)           Executive Vice President                     60      November 16, 1992     October 1, 1994
Carl J. Kuehner(3)              Vice President                               54      November 16, 1992     October 1, 1994
A. Joseph Tandet(3)             Vice President                               62      November 1982         October 1, 1994


         Directors and Executive Officers After the Year Ended December 31, 1994. The table below sets forth the persons who were the directors and executive officers of Registrant at any three after the year ended December 31, 1994 together with their respective ages, their respective dates of service, the ),ear in which each was first elected or appointed an officer or director, and any other office in Registrant held by each such person. All persons who served as officers of Registrant during this period also served as executive officers.

                                                                                               Officer and Director
                                                                                  ----------------------------------------------
     Name of Director                    Other Offices Held                  Age        From                   To
     ---------------                     ------------------                  ---        ----                   --

Adrian P. Kirby(1)            Chief Executive Office, Chairman, President    36     October 1, 1994        Present
Peter N. Chapman              Treasurer, Secretary                           39     November 16, 1992      Present
Christopher N.C. Jones(2)     Executive Vice President                       40     October 1, 1994        February 15, 1995
Robert D. Evans               Executive Vice President                       40     February 15, 1995      Present

---------------
(1) Mr.  Kirby  took  office  on  October  1,  1994  in  connection  with  RSL's acquisition of approximately 25% of Registrant's  issued and outstanding  common stock. For information respecting Registrant's  transactions with RSL, reference is  made  to  the  discussion  contained  in  the  subtopics  "Current  Business
Activities" under the captions "Lack of Working  Capital-Second  Reorganization"
and "RSL  Agreement"  in Item 1 of this  Report.

(2) Mr.  Jones  took  office  on  October  1,  1994  in  connection  with  RSL's acquisition of approximately 25% of Registrant's  issued and outstanding  common stock. For information respecting Registrant's  transactions with RSL, reference is  made  to the  discussions  contained  in  the  subtopics  "Current  Business
Activities" under the captious "Lack of Working  Capital-Second  Reorganization"
and "RSL  Agreement" in Item 1 of this Report.  Subsequent to the period covered by this  Report,  on February  15,  1995,  at a special  meeting of the board of directors of Registrant  called for such purpose,  the board voted to remove Mr.
Jones from his offices as a director and Executive Vice President of Registrant, for cause. To fill the vacancies  created by the removal of Mr. Jones, the board appointed  Robert  David  Evans.  Mr.  Evans,  who is 40 years old,  has been an
independent   business  consultant  since  1993,  assisting  with  acquisitions, disposals,  and  financing  of various  projects,  principally  involving  gold, diamonds, and oil properties in Russia. From 1988 through 1992, Mr. Evans served as  Chairman  and  Chief  Executive  Officer,  and was a major  shareholder,  of
Enterprise  Computer Holdings,  Plc, a company involved in the computer hardware and  software  business.  Mr.  Evans is a founder,  officer,  director and major shareholder of Atlantic Properties, Ltd.

(3) Messrs. Galgey,  Peacock,  Kuehner, and Tandet resigned from their positions as  officers  and/or  directors  of  Registrant,  effective  October  1, 1994 in connection with RSL's  acquisition of approximately  25% of Registrant's  issued
and  outstanding   common  stock.   For  information   respecting   Registrant's
transactions  with RSL,  reference is made to the  discussions  contained in the subtopics  "Current  Business  Activities"  under the captious  "Lack of Working
Capital-Second Reorganization" and "RSL Agreement" in Item 1 of this Report.


         Messrs. Kirby, Chapman, and Evans, Registrant's current officers and directors, devote such of their time to Registrant's business and affairs as is required for their executive duties and meetings of the board of directors.

         Mr. Tandet devotes the majority of his time to the business affairs of LPP and Mr. Chapman devotes such time as is required for his executive duties and meetings of LPP's board of directors.

Family Relationships

         No family relationship exists between any director or executive officer of Registrant or person contemplated to become such.

Business Experience

         The following summarizes the present occupation and business experience during the past five years for each person who was a director or executive officer of Registrant at an), time during the fiscal year ended December 31, 1994 or thereafter through and including March 31, 1995. No other persons have been nominated or chosen to become directors of Registrant.

         Adrian P. Kirby has been the president, chief executive officer and chairman of the board of directors of Registrant since October 1, 1994. He was a founder and is a major shareholder of Atlantic Properties, Ltd., and has served as a director and as treasurer of such corporation since its inception on February 15, 1995. In 1993, Mr. Kirby founded The Riparian Group, consisting of Riparian Securities, Ltd., Riparian Investments, Ltd. ("RIL"), and Riparian Properties, Ltd. Mr. Kirby is the Chief Executive Officer of all of the constituent corporations of the Riparian Group. In 1984, Mr. Kirby incorporated Guardacre Investments Limited, and subsequently, Guardacre Securities and Guardacre Properties Limited. Collectively, these corporations were known as the "Guardacre Group." From 1984 through November 1993, Mr. Kirby was the Chief Executive Officer of the Guardacre Group. The constituent corporations of the Guardacre Group were involved in a wide ranging program of investment trading predominantly in the commercial sector of the real estate market until November 1993 when they were sold and Mr. Kirby resigned.

         Peter N. Chapman has served as treasurer, secretary, and a director of Registrant from November 16, 1992 through the present. He also served as a director and the secretary of TRP from 1986 until March 29, 1994. Mr. Chapman has been employed as a chartered accountant since 1979. He has been self employed since 1990, first independently and subsequently as a partner in Chapman & Chapman, a firm of chartered accountants. From 1988 through January 1990, Mr. Chapman worked for William A. Swales Limited where, commencing in January 1989, he served as Finance Director. From 1985 to 1988 he was employed by Pearson Engineering, initially as Finance Director and subsequently as Joint Managing Director. From 1983 to 1985 Mr. Chapman worked as the Finance Director for T.B. Pearson & Sons Limited. From 1976 to 1983 Mr. Chapman was employed by the public accounting firm of Peat, Marwick, McLintoch in Newcastle Upon Tyne. Mr. Chapman's varied work experience within the accounting profession has been primarily devoted to problem identification, the derivation of practical solutions to those problems and the controlled management of those solutions. Effective November 16, 1992, Mr. Chapman was appointed as an officer and director of LPPL Corp., a wholly owned subsidiary of Registrant. Mr. Chapman received a B.A. degree from Leeds University in 1976 and was admitted as a Fellow of the Institute of Chartered Accountants in England and Wales in 1979.

         Christopher N.C. Jones served as a director and executive vice president of Registrant from October 1, 1994 until February 15, 1995, when he was removed from such positions for cause. Mr. Jones is an associate of the Royal Institution of Chartered Surveyors and holds a diploma in Estate Management. Since 1959, Mr. Jones has been self employed as an independent commercial property consultant advising pension funds, property companies, and other property, holding clients. Since 1989, Mr. Jones has been a major shareholder and has served as the chief executive of Kingscote Limited, a United Kingdom company. Kingscote Limited held and managed commercial properties throughout the UK until such properties were sold prior to 1991.

         Robert David Evans has been the executive vice president and a director of Registrant since February 15, 1995. He has also served as the president and a director of Atlantic Properties, Ltd. since its inception on February 15, 1995. Since 1993, Mr. Evans has been self-employed as a business consultant, assisting with acquisitions and disposals of various business entities and with financing of various projects, principally involving gold, diamonds, and oil properties in Russia. From 1988 through 1992, Mr. Evans was Chairman and Chief Executive Officer and a major shareholder of Enterprise Computer Holdings, Plc ("ECH"). ECH is involved in the marketing of computer hardware and software.

         Terence G. Galgey served as the president and as a director of Registrant from November 16, 1992 until October 1, 1994 when he resigned his positions as required under the terms of the RSL Agreement (see "Current Business Activities-RSL Agreement") of Item 1 of this Report. He also served as the chairman of the board of directors of TRP from 1987 until March 29, 1994. Since 1983, Mr. Galgey has been the chairman and managing director of T.G. Galgey & Co. Limited, a brokerage firm and member of the London Stock Exchange. He has also been a shareholder, officer, and director of Galgey Financial Services Limited (formerly a wholly owned subsidiary of T.G. Galgey & Co. Limited) since 1988. Since 1982, Mr. Galgey has been a shareholder, officer, and director of Galgey Technical Industries Ltd. Both Galgey Financial Services Limited and Galgey Technical Industries Limited currently own assets but conduct no significant operations.

         William J. Peacock served as executive vice president and as a director of Registrant from November 16, 1992 until October 1, 1994 when he resigned his positions as required under the terms of the RSL Agreement (see "Current Business Activities-RSL Agreement") of Item i of this Report. He also served as a director of TRP from 1987 until March 29, 1994. Mr. Peacock is a civil engineer and has an extensive background in property management and development. Since March 1985, Mr. Peacock has been a director of Wincomblee Estates Ltd. and subsidiary companies. He was the founder of Oform Associates Ltd., is a major shareholder, and served as an officer and director thereof from 1983 to 1989. Since 1989, Mr. Peacock has been a director of Oform Associates Ltd. which provided project management, engineering, design and costing services to TRP (see "Related Transactions," below). From 1977 through 1982. Mr. Peacock was an officer and director of Broadacre Developments Ltd. He is a graduate of the Institution of Civil Engineers where he was awarded the James Forrest Silver Medal for published papers relating to civil engineering matters.

         Carl J. Kuehner served as vice president and a director of Registrant from November 16, 1992 until October 1, 1994 when the resigned his positions as required under the terms of the RSL Agreement (see "Current Business Activities-RSL Agreement") of Item 1 of this Report. He is a licensed real estate broker and has an extensive background as a real estate developer and consultant. He has also participated in the design of an advanced multi-processor computer system and has worked in the areas of dynamic storage management systems and computer systems simulation. Mr. Kuehner has been the president of Real Estate Technology Corp. ("RETC") in Naples, Florida since 1989. From October 1975 until September 1989 he was president of Real Estate Technology Corp., in New Canaan, Connecticut, an affiliate of RETC. Mr. Kuehner received a B.S. degree in physics from the University of Scranton in 1952 and a Master of Science degree in engineering from the University of Pennsylvania in 1964.

         A. Joseph Tandet served as president, treasurer, and a director of LPP from its inception in April 1980 until November 16, 1992, when he resigned from his positions as president and treasurer and was appointed vice president of Registrant. He served as vice president and a director of Registrant until October 1, 1994 when he resigned his positions as required under the terms of the RSL Agreement (see "Current Business Activities-RSL Agreement") of Item 1 of this Report. Mr. Tandet has been president and a director of LPPL Corp. since its inception in 1980, and continues to serve as such. For more than the past twenty years, Mr. Tender has been an attorney practicing in New York City. Mr. Tandet has also been engaged for more than twenty years in various entertainment and cultural activities in New York City, including the co-production of the off-Broadway play "Blood Wedding," a concert at Philharmonic Hall, and the co-production of the film "The Little Prince." Mr. Tandet also was a co-founder of the Committee for International Composers Concerts, Inc. and the Manhattan Theatre Club, Inc. which he served as president from founding until 1984 and which he presently serves as a Director Emeritus. Mr. Tandet has also produced two Broadway plays, "The Little Prince" and "Born Yesterday," as well as the off Broadway productions, "The Boys Next Door" and "Oil City Symphony." Other theatrical productions by Mr. Tandet include "Hearts Desire," which played in regional productions and a showcase production of "The Witch of Wall Street," at Lincoln Center, New York.
                                      F-28


Compliance with Section 16(a) of the Exchange Act

         Any person who is an officer, director, or the beneficial owner, directly or indirectly, of more than 10% of the outstanding common stock of Registrant is required under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") to file certain reports with the Securities and Exchange Commission (the "Commission") disclosing his or her holdings or transactions in any securities of Registrant. For purposes of this discussion, all such persons required to file such reports will be referred to as "Reporting Persons." Every Reporting Person must file an initial statement of his or her beneficial ownership of Registrant's securities on the Commission's Form 3 within ten days after he or she becomes a Reporting Person. Thereafter
(with certain limited exceptions), all changes in his or her beneficial ownership of Registrant's securities must be reported on the Commission's Form 4 on or before the 10th day after the end of file month in which such change occurred. In addition, all Reporting Persons will be obligated to file an annual statement on the Commission's Form 5 within 45 days after the end of the fiscal year unless all reportable transactions have already been reported on an earlier filed Form 3 or Form 4. Transactions reportable on Form 5 will include all changes in a Reporting Person's beneficial ownership of Registrant securities which were not required to be reported on a Form 4 during the fiscal year as well as all holdings and transactions, which should have been reported during the most recent fiscal year on a Form 4, but were not. Statements of holdings which should have been reported on a Form 3 or transactions required to have been reported on a Form 4, which are reported on Form 5 after the end of the fiscal year in which they occurred will represent late Form 3 and Form 4 filings.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Registrant during the fiscal 3,ear ended December 31, 1994, Registrant knows of no person who was a Reporting Person and was a director, officer, or beneficial owner of more than 10 percent of any class of equity securities of the Registrant, who has failed to file any reports required to be filed of Forms 3 or 4 with respect to his holdings or transactions in Registrant's securities since Registrant became publicly held in 1980 other than as follows:

                                  Number of                    Number of
                              Reports Not Filed               Transactions
                              Forms 3    Forms 4              Not Reported

William J. Peacock                          1                      1
Peter N. Chapman                            1                      1
Adrian P. Kirby                  1          1                      2
Christopher N.C. Jones           1                                 1
Patchouli Foundation             1                                 1
Riparian Securities, Ltd.        1          1                      2


         Registrant expects that all Reporting Persons who failed to file the proper reports due during the fiscal year ended December 31, 1994 will file such reports, albeit on an untimely basis, during the fiscal year ended December 31, 1995.

Item 11.          Executive Compensation

Current Remuneration

         Registrant has no stock option or stock appreciation rights, long term or other incentive compensation plans, deferred compensation plans, stock bonus plans, pension plans, or any other type of compensation plan in place for its executive officers, directors, or other employees and none of its executive officers or directors have ever received compensation of any such types from Registrant pursuant to plans or otherwise.

         The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities to Registrant for the years ended December 31, 1994, 1993, and 1992 by Registrant's chief executive officer. None of Registrant's executive officers received or accrued annual compensation in excess of $100,000 in any of such years. All of Registrant's current executive officers have agreed to render services to Registrant solely for the purpose of enhancing the value of their shareholdings in Registrant, until such time as Registrant has the financial resources available to compensate such persons for their services. (See the "Security Ownership of Management" Table included, below, in Item 12 of this Report.)

                           Summary Compensation Table

                                                          Annual Compensation
                                                          -------------------
                                               Fiscal Year
      Name               Position              December 31,      Salary
      ----               --------              -----------       ------
Adrian P. Kirby(1)     President and CEO          1994          $   -0-
Terence G. Galgey(2)   President and CEO          1994           61,979
Terence G. Galgey(2)   President and CEO          1993           85,000
Terence G. Galgey(2)   President and CEO          1992            9,808

---------------
(1) Mr. Kirby became president and chief executive officer of Registrant on October 1, 1994. Mr. Kirby has agreed to render his services to Registrant solely for the purpose of enhancing the value of his shareholdings in Registrant until such time as Registrant has the financial resources available to compensate him for his services. (2) Mr. Galgey took office as Registrant's president and chief executive officer on November 16, 1992 and served as such until October 1, 1994. Under Mr. Galgey's service agreement with Registrant, he was entitled to be paid an annual salary of $85,000 for 1992. The mount shown for 1992 represents sums earned and received by Mr. Galgey for the period from November 16, 1992 to December 31, 1992. Mr. Galgey received all of his compensation from Registrant indirectly through T.G. Galgey & Co., an English company controlled by Mr. Galgey through stock ownership and his positions as an officer and director thereof. Under Mr. Galgey's service agreement with Registrant, he was entitled to be paid an annual sale of $85,000. Due to a lack of sufficient funds, Mr. Galgey received payment of an aggregate of $49,000 from Registrant during 1993. During 1994, Mr. Galgey received a total of $14,250. In settlement of its debt to Mr. Galgey, in respect of accrued and unpaid salary, along with other sums owed by Registrant to Mr. Galgey, Mr. Galgey accepted shares of Registrants common stock valued at approximately $.06 per share. For a discussion of the terms of Registrant's settlement with Mr. Galgey and Registrant's other executive officers and directors, reference is made to the discussion contained in subtopic "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-Transactions and Business Relationships with Management" of Item 13 of this Report.


Directors Remuneration

         The directors of Registrant are not compensated for their services as such.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

         The following table sets forth information with respect to the beneficial share ownership, as of March 31, 1995 of Registrant's common stock, $.01 par value, by each person who is known by Registrant to own beneficially more than 5% of Registrant's common stock.


    Name and Address               Amount and Nature of
   of Beneficial Owner             Beneficial Ownership     Percent of Class(3)
   -------------------             --------------------     ------------------
Patchouli Foundation(1)                  6,240,402                25%
c/o Von Erlach & Partners
Strasse 7, Postfach 4088
8022 Zurich

Adrian P. Kirby(2)                       6,240,402                25
40 Lowndes Street
Belgravia, London
SW1X9HX, England

John L. Milling(3)                       1,250,000                 5
115 River Road, Bldg. 12
Edgewater, NJ 07020

Frances Katz Levine(3)                   1,250,000                 5
115 River Road, Bldg. 12
Edgewater, NJ 07020

---------------
(1) Includes 3,250,000 shares issued to RSL pursuant to the RSL agreement and an aggregate of additional 2,990,402 shares, transferred to RSL by Messrs. Peacock and Chapman, for the nominal consideration of $.0001 per share. All of such shares were transferred by RSL to the Patchouli Foundation on January 17, 1995. Both RSL and the Patchouli Foundation are under the control of Adrian P. Kirby and such transfer was therefore deemed not to involve a change in beneficial ownership. See Footnote 2 to this Table.

(2) Includes 6,240,402 shares beneficially owned by the Patchouli Foundation; Mr. Kirby may be deemed to be a beneficial owner of such shares through the investment and voting powers which Mr. Kirby was over such shares through his position as attorney-in-fact for the administrator of the Patchouli Foundation.

(3) Issued in September 1994 in partial satisfaction of unpaid fees for legal services rendered and unreimbursed expenses incurred.

Security Ownership of Management

         The following table sets forth information with respect to the share ownership, as of March 31, 1995, of each person who served as an executive officer and/or director of Registrant during the fiscal year ended December 31, 1994, individually and as a group.


   Name and Address             Amount and Nature of
  of Beneficial Owner           Beneficial Ownership       Percent of Class(3)
  -------------------           --------------------       ------------------
Terence G. Galgey                   2,250,000                     9%
Little Lodge
Great Bardfield,
Braintree, Essex CM7 4QB
England

William J. Peacock                    299,437(1)                1.2
2a Lindisfarne Road
Jesmond
Newcastle Upon Tyne
NE2 2HE, England

Peter N. Chapman                      325,000(2)                1.3
Satley House
Satley, Bishop Auckland
County Durham DL13 4HU
England

Carl J. Kuehner                       845,687                   3.4
1191 Eighth Street, South
Suite 2C
Naples, FL 33940

A. Joseph Tandet(3)                   478,000                   1.9
555 Fifth Avenue
New York, NY 10017

Adrian P. Kirby(2)                  6,240,402                    25
40 Lowndes Street
Belgravia, London SW1X 9HX
England

                                      F-33



---------------
(1) Excludes 1,500,000 shares which Mr. Peacock sold to RSL on October 7, 1994 as part of the aggregate of 3,000,000 shares which RSL purchased from Messrs. Peacock and Chapman for the nominal consideration of $.0001 per share.

(2) Excludes 1,500,000 shares which Mr. Chapman sold to RSL on October 7, 1994 as part of the aggregate of 3,000,000 shares which RSL purchased from Messrs. Peacock and Chapman for the nominal consideration of $.0001 per share.

(3) Does not include 500,000 shares which Registrant has agreed to issue to Mr. Tandet in consideration of his agreement to perform extensive legal services on behalf of Registrant's wholly owned subsidiary, LPPL Corp. Such stock issuance will be made at such time as Registrant's certificate of incorporation is amended so as to increase the authorized capital stock thereof.

(4) Based upon 24,999,236 shares of common stock, $.01 par value, issued and outstanding as of April 7, 1995.


Changes in Control

         On September 9, 1994, RSL acquired 25% of the issued and outstanding stock of Registrant. On October 1, 1994, changes in the management of Registrant made pursuant to such stock acquisition took effect. See the discussion thereof contained in the subtopic "Current Business Activities-RSL Agreement" which appears, above, in Item 1 of this Report. Registrant is not aware of any arrangements which may at a subsequent date result in a change in control of Registrant.

Item 13.          Certain Relationships and Related Transactions

Transactions and Business Relationships with Management

         Service and Employment Agreements. Following the November 16, 1992 Reverse Acquisition, Registrant entered into agreements, directly or indirectly2, with A. Joseph Tandet and the four other executive officers who were appointed as executive officers of Registrant pursuant to the Reverse
Acquisition. Such agreements provided for services to, or employment by, Registrant.

         5. A service agreement, dated November 16, 1992, with Galgey Financial Services Limited CGFSL") providing for the services of its president, Terence G. Galgey (the "Galgey Service Agreement");

         6. A service agreement, dated November 16, 1992, with Oform Associates Limited ("Oform") providing for the services of its executive vice president, William J. Peacock (the "Peacock Service Agreement");

         7. A service agreement, dated November 16, 1992, with Chapman & Chapman ("C&C") providing for the services of its treasurer and secretary, Peter N. Chapman (the "Chapman Service Agreement"); and

         8. An employment agreement, dated October 21, 1992, with A. Joseph Tandet providing for Mr. Tandet's employment as the vice president of Registrant and as president of LPPL Corp. (the "Tandet Employment Agreement").

--------
2 In Registrant's respective Service Agreements with GFSL, Oform and C&C each of the foregoing acknowledged to Registrant that Messrs. Galgey, Peacock, or Chapman, as appropriate, was its exclusive employee, that each such individual's services were being furnished to Registrant as an independent contractor, and that accordingly, to the extent that all applicable laws and regulations allowed, the responsibility of complying with all statutory and legal requirements relating to each such respective individual as an employee, would be discharged wholly by GFSL, Oform or C&C, as applicable. The Service Agreements further provided that in the event any person should seek to establish any liability or obligation upon Registrant on the grounds that any of the respective individuals is an employee of Registrant, GFSL, Oform or C&C, as appropriate, would indemnify Registrant and keep it indemnified in respect of any liability or obligation and any related costs, expenses or other losses which Registrant incurred in connection therewith.

         For information respecting the terms and provisions of the foregoing agreements, reference is made to the detailed discussions thereof contained in the subtopic "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" of Item 13 of Registrant's annual report on Form 10-K for the fiscal years ended December 31, 1992 and 1993.

         Settlements with Officers and Directors. Registrant was unable in varying degrees to meet its financial obligations under the service and Employment Agreements. As a result, Registrant accrued contractual liabilities arising from unpaid salaries and unreimbursed expenses. In connection with the August 22, 1994 RSL Agreement, Registrant entered into separate settlement agreements with the contracting parties under the respective service and employment agreements. In connection with the RSL stock acquisition and change in management, Messrs. Galgey, Peacock, Chapman, Tandet and Kuekner entered into separate settlement and release agreements with Registrant whereby they accepted, in full and final settlement of any claims they may have had against Registrant respecting accrued but unpaid compensation and reimbursable expenses, shares of Registrant's common stock, valued at approximately $.06 per share, as follows:

                                         Amount of              Number of
     Name                                Liability            Shares Issued
     ----                                ---------            -------------

Torenee G. Galgey                         $83,352               1,250,000
William J. Peacock                         98,103               1,575,000
Peter N. Chapman                          100,648               1,625,000
Carl Kuehner                               46,354                 800,000


         In addition, Registrant agreed to issue 500,000 shares to Mr. Tender, at such time as Registrant's certificate of incorporation is amended so as to increase its authorized capital stock, in consideration of Mr. Tandet's agreeing to render extensive legal services in connection with certain litigation matters of Registrant and its subsidiary LPPL Corp.

         Loan From Affiliate. During the year ended December 31, 1994 and the period subsequent thereto, the Patchouli Foundation his made loans to Registrant to cover costs and expenses incurred in connection with various corporate activities, including without limitation, legal, accounting, and filing fees incurred in connection with the preparation of Registrants annual reports on Form's 10-K for the years ended December 31, 1993 and 1994. To date, such loans aggregate to approximately $50,000.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

         The financial statements filed as a part of this report are as follows:

         Report of independent accountants

         Consolidated balance sheets - December 31, 1994, 1993, and 1992

         Consolidated statements of operations - for the years ended December 31, 1994, 1993, and 1992

         Consolidated statements of stockholders' equity - for the years ended December 31, 1994, 1993, and 1992

         Consolidated statements of cash flows - for the years ended December 31, 1994, 1993, and 1992

         Notes to consolidated financial statements

Financial Statement Schedules

         Financial statement schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                                    EXHIBITS

           The exhibits filed as a part of this report are as follows:



                                                                  Exhibit No.
                                                                   as filed
                                                                 with document
                                                                   indicated
                                                                   ---------

         2(a) Offer  Document  relating  to the  Recommended
              Offers by RAS  Securities  Corp.  on behalf of
              Little Prince Productions, Ltd. to acquire the
              entire  issued  share  capital  of Tyne  River
              Properties  plc and  Notice  of  Extraordinary
              General  Meeting  of  Tyne  River   Properties
              plc(1)                                                   2(a)

         (b)  Announcement;  dated November 16, 1992, by RAS
              Securities Corp.  respecting valid acceptances
              of  the   Exchange   Offer   (mailed   to  TRP
              shareholders)(1)                                         2(b)

         10(a)Agreement,  dated  October  21,  1992,  by and
              among Little Prince  Productions,  Ltd.,  Tyne
              River   Properties  plc,  Terence  G.  Galgey,
              William J. Peacock, and Peter N. Chapman(1)             10(a)

         (b)  Letter,  dated  November  16,  1992,  from the
              directors of TRP to  Registrant  consenting to
              Registrant's   declaring  the  Exchange  Offer
              unconditional and delivering  certificate from
              Barclays Registrars  respecting the receipt of
              acceptances  of the  Exchange  Offer  from the
              holders of 90.38% of the TRP Ordinary  shares,
              and  100%  of the  TRP  Founder  and  Deferred
              Shares(1)                                               10(b)

         (c)  Service  Agreement,  dated  November 16, 1992,
              with Galgey Financial Services Limited(2)               10(c)

         (d)  Service  Agreement,  dated  November 16, 1992,
              with Oform Associates Limited(2)                        10(d)

         (e)  Service  Agreement,  dated  November 16, 1992,
              with Chapman & Chapman(2)                               10(e)

         (f)  Employment  Agreement,  dated October 21,1992,
              with A. Joseph Tandet(2)                                10(f)

         (g)  Agreement,  dated  August  22,  1994,  between
              Little Prince  Productions,  Ltd. and Riparian
              Securities Limited(3)                                      2

---------------
(1) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to Registrant's Form 10-K, dated November 16, 1992, which exhibit is incorporated  herein by reference.

(2) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to Registrant's Transition Report on Form 10-K for the period ended November 16, 1992, which exhibit is incorporated herein by reference.

(3) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to Registrant's Form 8-K, dated August 22, 1994, which exhibit is incorporated herein by reference.

Reports on Form 8-K

         No reports on Form 8-K have been filed by Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LITTLE PRINCE PRODUCTIONS, LTD.


                                   By /s/ Adrian P. Kirby
                                      ------------------------------------
                                          ADRIAN P. KIRBY, President


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LITTLE PRINCE PRODUCTIONS, LTD.


                                    By /s/ Adrian P. Kirby
                                       -----------------------------------
                                           ADRIAN P. KIRBY, President