Form 10-Q/A
period 1995-03-31
LITTLE PRINCE PRODUCTIONS LTD
filed 1996-01-12
CIK 318958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                  FORM 10-Q/A-1

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______ to________
                          Commission File Number 0-9455

                        LITTLE PRINCE PRODUCTIONS LIMITED
             (Exact name of registrant as specified in its charter)

         New York                                        13-3045713
(State or other jurisdiction  of            (I.R.S. Employer Identification No.)
incorporation or organization)


40 Lowndes Street, London, England SW1X 9HX                         N/A
(Address of principal executive offices)                         (Zip Code)



                              (010 44 171) 823 1032
              (Registrant's telephone number, including area code)

                           555 Fifth Avenue, New York
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No ___

             24,999,236 shares, $.01 par value, as of March 31, 1995 (Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date)

                        LITTLE PRINCE PRODUCTIONS LIMITED

                              --------------------


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I - Financial Information (unaudited)

   Consolidated Balance Sheet March 31, 1995
   and December 31, 1994..................................................     3

   Consolidated Statement of Operations
   three months ended March 31, 1994 and 1995.............................     5

   Consolidated Statements of Cash Flows
   three months ended March 31, 1994 and 1995.............................     6

   Notes to Financial Statements..........................................     7

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations ...................................     8

Part II - Other Information...............................................     9


                              --------------------


         The financial statements are unaudited. However, the management of registrant believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at March 31, 1995 and December 31, 1994 and the results of its operations and the changes in its financial position for the three months ended March 31, 1994 and 1995 and the results of its operations for three months ended March 31, 1994 and 1995.

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY



                           CONSOLIDATED BALANCE SHEETS





                                                         March 31,  December 31,
                                                         --------   -----------
                                                            1995       1994
                                                            ----       ----
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                  $ 7,583   $ 5,241

Investment in U.S. Government Bond Fund                      3,400    10,900

Prepaid expenses and taxes                                     612       612

Loan to officer of company                                   2,000     2,000

Amount due from Riparian Securities Limited                  2,770     2,770

Due from former partner in Joint Venture                    18,930    18,930
                                                           -------   -------



Total current assets                                        35,295    40,453



PROPERTY AND EQUIPMENT - AT COST

Furniture, fixtures and equipment                               --        --

Less: Accumulated depreciation                                  --        --
                                                           -------   -------



Net property and equipment                                      --        --



OTHER ASSETS

Production and distribution rights                           6,875     7,500

Investment in joint ventures                                 3,728     3,728
                                                           -------   -------



Total other assets                                          10,603    11,228
                                                           -------   -------



TOTAL ASSETS                                               $45,898   $51,681
                                                           =======   =======

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY



                     CONSOLIDATED BALANCE SHEETS (Continued)





                                                  March 31,   December 31,
                                                     1995         1994
                                                     ----         ----
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                 $  159,145   $  159,145

Provision for legal fees                             18,500       20,000

Accrued audit fees                                   13,500       27,500

Provision for secretarial services                    7,500        7,500

Short term loans from major shareholder              31,515           --
                                                 ----------   ----------



Total current liabilities                           230,160      214,145



NON-CURRENT LIABILITIES                                  --           --
                                                 ----------   ----------



TOTAL LIABILITIES                                   230,160      214,145

Minority shareholders' interests                         --           --
                                                 ----------   ----------

                                                    230,160      214,145

SHAREHOLDERS' EQUITY

Common stock $0.01 par value

Authorized - 25,000,000 shares

Issued and outstanding - 24,999,236 shares          249,992      249,992

Additional paid-in capital                        3,006,891    3,006,891

Accumulated deficit                              -3,441,145   -3,419,347



Total shareholders' deficit                        -184,262     -162,464



TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY                                           $   45,898   $   51,681
                                                 ==========   ==========

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY



                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                         Three Months ended
                                                               March 31,
                                                       -------------------------
                                                           1995          1994
                                                       -----------   -----------



Net sales                                              $     4,500   $       213

Operating costs                                            -26,402       -19,252



Loss from continuing operations                            -21,902       -19,039

Interest income                                                104           185

Interest expense                                                --            --
                                                       -----------   -----------



Loss from continuing operations before provision for
income taxes                                               -21,798       -18,854

Provision for income taxes                                      --            --
                                                       -----------   -----------



Loss from continuing operations after provision for
income taxes                                               -21,798       -18,854

Loss from discontinued operations                               --      -324,878

Gain on disposal of subsidiary                                  --       287,428
                                                       -----------   -----------



NET LOSS                                                   -21,798       -56,304



Loss per share (cents)                                       -0.09         -0.40



Average number of shares outstanding                    24,999,236    13,999,236
                                                       ===========   ===========

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY


                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     Three Months ended
                                                           March 31,
                                               ---------------------------
                                                  1995              1994
                                               ---------          ---------

OPERATING ACTIVITIES
Net loss                                       $-21,798          $ -56,304
Adjustments to reconcile net loss to Net Cash
Provided by Operating Activities:
Depreciation                                        625              1,173
Minority interests                                   --                 12
Change in Asset and Liabilities:
Accounts Receivable and Other Debtors                --             72,185
Development Properties                               --            406,163
Increase/(Decrease) in Liabilities:
Accounts payable and Accrued Expenses           -15,500            149,427
Adjustment on disposal of subsidiary                 --           -287,428

Total Adjustments                               -14,875            341,532

NET CASH - OPERATING ACTIVITIES                 -36,673            285,228
INVESTING ACTIVITIES:
Proceeds on disposal of subsidiary                   --                  1
Proceeds on disposal of US Government Bonds       7,500                 --
                                                -------          ---------

NET CASH - INVESTING ACTIVITIES                   7,500                  1
FINANCING ACTIVITIES
New short term loans                             31,515                 --
Repayment of loans                                   --           -315,283
Bank Overdrafts                                      --             18,624
Cash released on disposal of subsidiary              --             -2,290
                                                -------          ---------

NET CASH - FINANCING ACTIVITIES                  31,515           -298,949

NET (DECREASE)/INCREASE IN CASH
AND CASH EQUIVALENTS                              2,342            -13,720

CASH AND CASH EQUIVALENTS -
BEGINNING                                         5,241             29,933
                                                -------           --------

CASH AND CASH EQUIVALENTS - END                   7,583             16,213
                                                =======           ========

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY


                          NOTES TO FINANCIAL STATEMENTS
                             (Revised and Unaudited)


PART I.  FINANCIAL STATEMENTS

The balance sheet as of March 31, 1995, the statements of operations for the three months ended March 31, 1994 and 1995, and the statement of cash flows for the three months ended March 31, 1994 and 1995 have been prepared by registrant without audit. The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in registrant's Form 10-K for the year ended December 31, 1994.




                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

On August 22, 1994, in order to substantially reduce the deficit on shareholders equity, registrant exchanged agreements with Riparian Securities Limited ("Riparian"), its legal advisors and the then officers and directors of the company, whereby 11,000,000 shares in the common stock of the company were to be issued for $495,146. Of this total consideration, $32,500 was for cash with the remaining $462,656 applied to the cancellation of liabilities. These agreements were completed on October 3, 1994. These agreements are more fully discussed in Registrant's 10-K for the year ended December 31, 1994.

On January 17, 1995  Riparian  transferred  its entire  holding to the Patchouli
Foundation ("Patchouli"), a Liechtenstein Stiftung and as at March 31, 1995 Patchouli owned 25% of the issued and outstanding common stock of the company.

In order to meet the excess of continuing operating costs of Registrant over income, including those costs associated with meeting the regulatory requirements of Registrant, $6,500 was realized from the sale of investments at book value. In addition, Patchouli advanced funds by way of loans to Registrant totalling $31,515. As well as meeting costs arising in the quarter to March 31, 1995, $15,500 of these funds were applied to reduce the outstanding liabilities for legal and audit fees that were unpaid at December 31, 1994.

Management does not believe that registrant has the ability to raise adequate resources from its existing Revenue operations. Registrant is therefore dependent upon increasing its authorized share capital in order to acquire a suitable business to satisfy the minimum financial criteria for inclusion in the National Association of Security Dealers, Inc. automated quotation system as previously stated in Registrant's Form 10-K for the year ended December 31, 1994.

Management intends to call a meeting of Registrant's shareholders for the purpose of, among other things, increasing the amount of authorized capital stock.

Capital Resources

Registrant had no material commitments for capital expenditure at either March 31, 1995 or December 31, 1994.

Results of Operations

Income in the quarter arose from fees received from the licensing of various theatrical productions. This income did not reflect any change in the business of Registrant but typified the nature of the business and timing of the income generated.

Throughout the quarter ended March 31, 1995 management's primary task has been to deal with the preparation and completion of the various financial and regulatory documentation which Registrant has been required to file, some of which were overdue. The majority of the operating costs of $26,402 incurred in the quarter related specifically to the audit, accounting and legal costs associated with the preparation of the aforementioned documentation.




                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

All documentation has now been completed and management is now concentrating on trying to identify a suitable business to purchase as a long term investment. Additional funding will be sought in such amounts as are required to conclude such a purchase once it has been identified. Further details of management's intended direction for the company are discussed in the Registrant's Form 10-K filed in respect of the year ended December 31, 1994.

PART II.  OTHER INFORMATION

Litigation Settlement Agreements

On December 18, 1990, an action against the Parent company commenced before the Tribunal de Grande Instance of Paris, France. The Plaintiff was seeking a judicial declaration of the termination of the agreement to engage in the exploitation of certain ancillary and subsidiary rights in connection with the literary work entitled "The Little Prince," an illustrated story by the French author, Antoine de Saint-Exupery (the "Agreement"), together with reimbursement of all sums received and damages and legal fees of approximately $200,000. In February 1992, an agreement was reached to settle the above matter whereby the Parent Company would receive $200,000 in return for giving up certain foreign rights as follows: $50,000 payable upon full performance of the Settlement Agreement and four payments of $25,000 every 3 months thereafter with a final payment of $50,000 by November 1993. All monies have now been received. Accrued legal expenses thereon of $150,692 were payable. The settlement also stipulates that the Parent must abandon the corporate name "Little Prince Productions Ltd." within 18 months from February 6, 1992. As at the date of this report, the name of the company has not been changed nor has any action been commenced by the plaintiff.

Submission of vote to Security Holders

No matters have been submitted to the vote of Security Holders in the quarter.

Exhibits and Reports on Form 8-K

Exhibits filed herewith:  None     Forms 8-K filed in quarter:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  LITTLE PRINCE PRODUCTIONS LTD.

                  By /s/ P.N. Chapman
                     ---------------------------------------------------------
                         P. N. Chapman, Chief Financial Officer, duly authorized to sign this report on its behalf