Form 10-Q/A
period 1995-06-30
LITTLE PRINCE PRODUCTIONS LTD
filed 1996-01-12
CIK 318958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A-1

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
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

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                                      ---    ---

             24,999,236 shares, $.01 par value, as of June 30, 1995
 (Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date)

                        LITTLE PRINCE PRODUCTIONS LIMITED

                              --------------------



                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I - Financial Information (unaudited)

   Consolidated Balance Sheet June 30, 1995
   and December 31, 1994....................................................   3

   Consolidated Statement of Operations
   six months ended June 30, 1994 and 1995..................................   5

   Consolidated Statements of Cash Flows
   six months ended June 30, 1994 and 1995..................................   6

   Notes to Financial Statements............................................   7

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations .....................................   8

Part II - Other Information                                                    9

                              --------------------


         The financial statements are unaudited. However, the management of registrant believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at June 30, 1995 and December 31, 1994 and the results of its operations and the changes in its financial position for the six months ended June 30, 1994 and 1995 and the results of its operations for six months ended June 30, 1994 and 1995.

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY



                           CONSOLIDATED BALANCE SHEETS



                                                  June 30,          December 31,
                                                  -------           -----------
                                                    1995                1994
                                                    ----                ----


ASSETS

CURRENT ASSETS

Cash and cash equivalents                          $ 2,384             $ 5,241

Investment in U.S. Government Bond Fund              1,400              10,900

Prepaid expenses and taxes                             612                 612

Loan to officer of company                           2,000               2,000

Amount due from Riparian Securities Limited          2,770               2,770

Due from former partner in Joint Venture            18,930              18,930
                                                    ------              ------



Total current assets                                28,096              40,453



PROPERTY AND EQUIPMENT - AT COST

Furniture, fixtures and equipment                       --                  --

Less: Accumulated depreciation                          --                  --
                                                  --------            --------



Net property and equipment                              --                  --



OTHER ASSETS

Production and distribution rights                   6,250               7,500

Investment in joint ventures                         3,728               3,728
                                                    ------              ------



Total other assets                                   9,978              11,228
                                                    ------              ------



TOTAL ASSETS                                       $38,074             $51,681
                                                   =======             =======

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY



                     CONSOLIDATED BALANCE SHEETS (Continued)





                                                        June 30,    December 31,
                                                        -------     -----------
                                                          1995          1994
                                                          ----          ----
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Trade creditors                                        $  159,145     $  159,145

Provision for legal fees                                   10,000         20,000

Accrued audit fees                                         18,000         27,500

Provision for secretarial services                          4,000          7,500

Short term loans from major shareholder                    69,030             --
                                                       ----------     ----------



Total current liabilities                                 260,175        214,145



NON-CURRENT LIABILITIES                                        --             --
                                                       ----------     ----------



TOTAL LIABILITIES                                         260,175        214,145



SHAREHOLDERS' EQUITY

Common stock $0.01 par value

Authorized - 25,000,000 shares

Issued and outstanding - 24,999,236 shares                249,992        249,992

Additional paid-in capital                              3,006,891      3,006,891

Accumulated deficit                                    -3,478,984     -3,419,347



Total shareholders' deficit                              -222,101       -162,464



TOTAL LIABILITIES AND SHAREHOLDERS'                    $   38,074     $   51,681
                                                       ==========     ==========
EQUITY


                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY



                      CONSOLIDATED STATEMENT OF OPERATIONS



                                         Three Months ended       Six Months ended
                                         ------------------       ----------------
                                              June 30,                 June 30,
                                              -------                  -------

                                           1995        1994        1995        1994
                                           ----        ----        ----        ----



Net sales                             $    1,100  $    1,886   $    5,600  $    2,099


Operating costs                          -39,049     -25,125      -65,451     -44,377
                                      ----------  ----------   ----------  ----------


Loss from continuing operations
                                         -37,949     -23,239      -59,851     -42,278

Interest income                              110         212          214         397

Interest expense                              --          --           --          --
                                      ----------  ----------   ----------  ----------



Loss from continuing operations
before provision for income
taxes                                    -37,839     -23,027      -59,637     -41,881

Provision for income taxes                    --          --           --          --
                                      ----------  ----------   ----------  ----------



Loss from continuing operations
after provision for income taxes
                                         -37,839     -23,027      -59,637     -41,881

Loss from discontinued
operations                                    --          --           --    -324,878

Gain on disposal of subsidiary                --          --           --     287,428
                                      ----------  ----------   ----------  ----------



NET LOSS                                 -37,839     -23,027      -59,637     -79,331
                                      ----------  ----------   ----------  ----------


Loss per share (cents)                     -0.15       -0.16        -0.24       -0.56
                                      ----------  ----------   ----------  ----------


Average number of shares
outstanding                           24,999,236  13,999,236   24,999,236  13,999,236
                                      ==========  ==========   ==========  ==========

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY


                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     Three Months ended June 30,
                                                     ---------------------------
                                                       1995              1994
                                                       ----              ----

OPERATING ACTIVITIES
Net loss                                             $-59,637         $-79,331
Adjustments to reconcile net loss to Net Cash
Provided by Operating Activities:
Depreciation                                            1,250            1,798
Minority interests                                         --               12
Change in Asset and Liabilities:
Accounts Receivable and Other Debtors                      --           97,185
Development Properties                                     --          406,163
Increase/(Decrease) in Liabilities:
Accounts payable and Accrued Expenses                 -23,000          155,903
Effect of foreign currency exchange rate
changes on cash and cash equivalents                       --               --
Adjustment on disposal of subsidiary                       --         -287,428
                                                     --------         --------

Total Adjustments                                     -21,750          373,633
                                                     --------         --------

NET CASH - OPERATING ACTIVITIES                       -81,387          294,302
INVESTING ACTIVITIES:
Proceeds on disposal of subsidiary                         --                1
Proceeds on disposal of US Government Bonds             9,500               --
                                                     --------         --------

NET CASH - INVESTING ACTIVITIES                         9,500                1
FINANCING ACTIVITIES
New short term loans                                   69,030               --
Repayment of loans                                         --         -315,283
Bank Overdrafts                                            --           18,624
Cash released on disposal of subsidiary                    --           -2,290
                                                     --------         --------

NET CASH - FINANCING ACTIVITIES                        69,030         -298,949

NET (DECREASE)/INCREASE IN CASH
AND CASH EQUIVALENTS                                   -2,857           -4,646

CASH AND CASH EQUIVALENTS -
BEGINNING                                               5,241           29,933
                                                     --------         --------

CASH AND CASH EQUIVALENTS - END                         2,384           25,287
                                                     ========         ========

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY


                          NOTES TO FINANCIAL STATEMENTS
                             (Revised and Unaudited)


PART I.  FINANCIAL STATEMENTS

The balance sheet as of June 30, 1995, the statements of operations for the six months ended June 30, 1994 and 1995, and the statement of cash flows for the six months ended June 30, 1994 and 1995 have been prepared by registrant without audit. The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

In order to meet the excess of continuing operating costs of Registrant over income, including those costs associated with meeting the regulatory requirements of Registrant, $9,000 was realized from the sale of investments at book value during the six months ended June 30, 1995, of which $6,500 was realized in the quarter to March 31, 1995. In addition, in the six months to June 30, 1995 Rennick Investments Limited, as associate of Patchouli, advanced funds by way of loans to Registrant totalling $69,030, of which $31,515 was advanced in the quarter to March 31, 1995. Of these funds $34,500 was applied to reduce the outstanding liabilities for legal, audit and secretarial fees that were unpaid at December 31, 1994.

Management does not believe that Registrant has the ability to raise adequate resources from its existing Revenue operations. Registrant is therefore dependent in the short term from continued loans from Rennick Investments Limited and in the longer term upon increasing its authorized share capital in order to acquire a suitable business to satisfy the minimum financial criteria for inclusion in the National Association of Security Dealers, Inc. automated quotation system as previously sated in Registrant's Form 10-K for the year ended December 31, 1994.

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

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Throughout the six months ended June 30, 1995 management's primary task has been to deal with the preparation and completion of the various financial and regulatory documentation which Registrant has been required to file, some of had been overdue. By March 31, 1995, a substantial amount of the filings had been brought up to date. The majority of the operating costs of $64,451 incurred in the six months to June 30, 1995 related specifically to the audit, accounting, secretarial and legal costs associated with the preparation of the aforementioned documentation.

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