Form 10-Q
period 1995-09-30
LITTLE PRINCE PRODUCTIONS LTD
filed 1996-01-12
CIK 318958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______
                          Commission File Number 0-9455

                        LITTLE PRINCE PRODUCTIONS LIMITED
             (Exact name of registrant as specified in its charter)

         New York                                        13-3045713
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



38 South Audley Street, London, England W1Y 5DH                 N/A
(Address of principal executive offices)                    (Zip Code)



                              (010 44 171) 629-7617
              (Registrant's telephone number, including area code)

                   40 Lowndes Street, London, England SWIX 9HK
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

           24,999,236 shares, $.01 par value, as of September 30, 1995 (Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date)

                        LITTLE PRINCE PRODUCTIONS LIMITED

                                -----------------


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I - Financial Information (unaudited)

   Consolidated Balance Sheet September 30, 1995
   and December 31, 1994...................................................    3

   Consolidated Statement of Operations
   three and nine months ended September 30, 1994 and 1995.................    5

   Consolidated Statements of Cash Flows
   nine months ended September 30, 1994 and 1995...........................    6

   Notes to Financial Statements...........................................    7

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations ....................................    8

Part II - Other Information                                                    9


                               -----------------

         The financial statements are unaudited. However, the management of registrant believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at September 30, 1995 and December 31, 1994 and the results of its operations and the changes in its financial position for the nine months ended September 30, 1994 and 1995 and the results of its operations for three and nine months ended September 30, 1994 and 1995.

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY



                           CONSOLIDATED BALANCE SHEETS



                                                 September 30,     December 31,
                                                 ------------      -----------
                                                     1995              1994
                                                     ----              ----


ASSETS

CURRENT ASSETS

Cash and cash equivalents                           $ 4,122           $ 5,241

Investment in U.S. Government Bond Fund                 683            10,900

Prepaid expenses and taxes                               --               612

Loan to officer of company                            2,000             2,000

Amount due from Riparian Securities Limited              --             2,770

Due from former partner in Joint Venture              5,000            18,930
                                                    -------           -------



Total current assets                                 11,805            40,453



PROPERTY AND EQUIPMENT - AT COST

Furniture, fixtures and equipment                        --                --

Less: Accumulated depreciation                           --                --
                                                    -------           -------



Net property and equipment                               --                --



OTHER ASSETS

Production and distribution rights                    5,625             7,500

Investment in joint ventures                          3,728             3,728
                                                    -------           -------



Total other assets                                    9,353            11,228
                                                    -------           -------



TOTAL ASSETS                                        $21,158           $51,681
                                                    =======           =======

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY



                     CONSOLIDATED BALANCE SHEETS (Continued)





                                                 September 30,    December 31,
                                                 ------------     -----------
                                                      1995            1994
                                                      ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                   $  150,067      $  159,145

Provision for legal fees                               10,000          20,000

Accrued audit fees                                     16,000          27,500

Provision for secretarial services                      4,000           7,500

Short term loans from major shareholder                78,808              --
                                                   ----------      ----------



Total current liabilities                             258,875         214,145



NON-CURRENT LIABILITIES                                    --              --
                                                   ----------      ----------



TOTAL LIABILITIES                                     258,875         214,145



SHAREHOLDERS' EQUITY

Common stock $0.01 par value

Authorized - 25,000,000 shares

Issued and outstanding - 24,999,236 shares            249,992         249,992

Additional paid-in capital                          3,006,891       3,006,891

Accumulated deficit                                -3,494,600      -3,419,347



Total shareholders' deficit                          -237,717        -162,464



TOTAL LIABILITIES AND SHAREHOLDERS'                $   21,158      $   51,681
                                                   ==========      ==========
EQUITY

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY



                      CONSOLIDATED STATEMENT OF OPERATIONS



                                         Three Months ended          Nine Months ended
                                         ------------------          -----------------
                                             September 30,             September 30,
                                             ------------              ------------

                                         1995          1994         1995            1994
                                         ----          ----         ----            ----



Net sales                          $     8,525   $       121   $     14,125   $     2,220

Operating costs                        -24,141       -20,968        -89,592       -65,345



Loss from continuing operations        -15,616       -20,847        -75,467       -63,125

Interest income                             --           179            214           576

Interest expense                            --            --             --            --
                                   -----------   -----------   ------------   -----------



Loss from continuing operations
before provision for income
taxes                                  -15,616       -20,668        -75,253       -62,549

Provision for income taxes                  --            --             --            --
                                   -----------   -----------   ------------   -----------



Loss from continuing operations
after provision for income taxes       -15,616       -20,668        -75,253       -62,549

Loss from discontinued                      --            --             --      -324,878
operations

Gain on disposal of subsidiary              --            --             --       287,428
                                   -----------   -----------   ------------   -----------



NET LOSS                               -15,616       -20,668        -75,253       -99,999



Loss per share (cents)                   -0.06         -0.15          -0.30         -0.71



Average number of shares            24,999,236    13,999,236     24,999,236    13,999,236
                                   ===========   ===========   ============   ===========
outstanding

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY


                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Nine Months ended
                                                      September 30,
                                                ------------------------
                                                  1995           1994
                                                  ----           ----

OPERATING ACTIVITIES
Net loss                                        $-75,253       $-99,999
Adjustments to reconcile net loss to Net Cash
Provided by Operating Activities:
Depreciation                                       1,875          2,423
Minority interests                                    --             12
Change in Asset and Liabilities:
Accounts Receivable and Other Debtors             17,312         97,185
Development Properties                                --        406,163
Increase/(Decrease) in Liabilities:
Accounts payable and Accrued Expenses            -34,078        159,706
Effect of foreign currency exchange rate
changes on cash and cash equivalents                  --             --
Adjustment on disposal of subsidiary                  --       -287,428
                                                 -------       --------
Total Adjustments                                -14,891        378,061
                                                 -------       --------
NET CASH - OPERATING ACTIVITIES                  -90,144        278,062
INVESTING ACTIVITIES:
Proceeds on disposal of subsidiary                    --              1
Proceeds on disposal of US Government Bonds       10,217             --
                                                 -------       --------

NET CASH - INVESTING ACTIVITIES                   10,217              1
FINANCING ACTIVITIES
New short term loans                              78,808             --
Repayment of loans                                    --       -315,283
Bank Overdrafts                                       --         18,624
Cash released on disposal of subsidiary               --         -2,290
                                                 -------       --------

NET CASH - FINANCING ACTIVITIES                   78,808       -298,949

NET (DECREASE)/INCREASE IN CASH
  AND CASH EQUIVALENTS                            -1,119        -20,886

CASH AND CASH EQUIVALENTS -
  BEGINNING                                        5,241         29,933
                                                 -------       --------

CASH AND CASH EQUIVALENTS - END                    4,122          9,047
                                                 =======       ========

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY


                          NOTES TO FINANCIAL STATEMENTS
                             (Revised and Unaudited)


PART I.  FINANCIAL STATEMENTS

The balance sheet as of September 30, 1995, the statements of operations for the three and nine months ended September 30, 1994 and 1995, and the statement of cash flows for the nine months ended September 30, 1994 and 1995 have been prepared by registrant without audit. The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

In order to reduce outstanding liabilities relating to legal, audit and secretarial services and also to meet the excess of continuing operating costs of Registrant over income; including those costs associated with meeting the regulatory requirements of registrant, $10,217 was realized from the sale of investments at book value during the nine months ended September 30, 1995 of which $717 was realized in the three months ended September 30, 1995. In addition, in the nine months ended September 30, 1995 Patchouli advanced funds by way of loans to Registrant totalling $78,808 of which $12,548 was advanced in the three months ended September 30, 1995. Patchouli has continued to advance further funds since that date.

Management does not believe that Registrant has the ability to raise adequate resources from its existing revenue operations. Registrant is therefore dependent in the short term from continued loans from Patchouli and in the longer term upon increasing its authorized share capital in order to acquire through the issue of additional shares in its common stock a suitable business to satisfy the minimum financial criteria for inclusion in the National Association of Security Dealers, Inc. automated quotation system ("NASDAQ") as previously stated in Registrant's Form 10-K for the year ended December 31, 1994.

Management intends to call a meeting of Registrant's shareholders for the purpose of, among other things, increasing the amount of authorized capital stock.

Capital Resources

Registrant had no material commitments for capital expenditure at either September 30, 1995 or December 31, 1994.

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


                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Throughout the nine months ended September 30, 1995 management's primary task has been to deal with the preparation and completion of the various financial and regulatory documentation which Registrant has been required to file, some of which had been overdue. All filings are now up to date. The majority of the operating costs of $89,592 incurred in the nine months ended September 30, 1995 related specifically to the audit, accounting, secretarial and legal costs associated with the preparation of the aforementioned documentation. Included within the total for operating costs for the quarter to September 30, 1995 is a charge of $13,930 by way of a provision against the loans due from a former partner in a joint venture in order to reflect management's doubts as to their recoverability.

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