Form 10QSB
period 1996-03-31
LITTLE PRINCE PRODUCTIONS LTD
filed 1996-05-15
CIK 318958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from_____________ to___________

                          Commission File Number 0-9455

                        LITTLE PRINCE PRODUCTIONS LIMITED
             (Exact name of registrant as specified in its charter)

                                    New York
    (State or other jurisdiction of incorporation or organization)

                                   13-3045713
                      (I.R.S. Employer Identification No.)

                38 South Audley Street, London, England W1Y 5DH
                    (Address of principal executive offices)

                                       N/A
                                   (Zip Code)

                              (010 44 171) 629-7617
              (Registrant's telephone number, including area code)

         Check whether  registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                        Yes X      No
                                ---        ---

             24,999,236 shares, $.01 par value, as of March 31, 1996

(Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date)

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995

                                        March 31,              December 31,
                                          1996                      1995
                                        -------                ------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents               $ 4,576                   $   946

Prepaid expenses and taxes                  612                       612

Loan to officer of company                6,629                     6,629
                                       --------                    ------



Total current assets                     11,817                     8,187



PROPERTY AND EQUIPMENT - AT COST

Furniture, fixtures and equipment            --                        --

Less: Accumulated depreciation               --                        --
                                       --------                    ------



Net property and equipment                   --                        --



OTHER ASSETS

Production and distribution rights        4,375                     5,000

Investment in joint ventures              3,728                     3,728
                                       --------                    ------



Total other assets                        8,103                     8,728
                                       --------                    ------



TOTAL ASSETS                            $19,920                   $16,915
                                       ========                   =======

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                                   (Continued)





                                                    March 31,       December 31,
                                                      1996              1995
                                                    --------         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                 $  159,145          $  159,145

Provision for legal fees                             13,599              15,332

Accrued audit fees                                   10,000              13,000

Other accrued liabilities                             5,544               4,494

Short term loans from major shareholder             110,974              92,355
                                                 ----------           ---------



Total current liabilities                           299,262             284,326



NON-CURRENT LIABILITIES                                  --                  --
                                                 ----------          ----------



TOTAL LIABILITIES                                   299,262             284,326



SHAREHOLDERS' EQUITY

Common stock $0.01 par value

Authorized - 25,000,000 shares

Issued and outstanding - 24,999,236 shares          249,992             249,992

Additional paid-in capital                        3,006,891           3,006,891

Accumulated deficit                              (3,536,225)         (3,524,294)
                                                -----------         -----------



Total shareholders' deficit                        (279,342)           (267,411)
                                                 ----------          ----------



TOTAL LIABILITIES AND SHAREHOLDERS'              $   19,920          $   16,915
                                                 ==========          ==========
EQUITY

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 1996 and 1995

                                              Three Months ended March 31,
                                             ------------------------------
                                             1996                      1995
                                             ----                      ----



Net sales                                 $     5,241                $   4,500

Operating costs                               (17,172)                  (26,402)
                                            ---------                ----------



Loss from continuing operations              (11,931)                   (21,902)

Interest income                                    --                       104

Interest expense                                   --                        --
                                            ---------                ----------



Loss from continuing operations
before provision for income
taxes                                        (11,931)                   (21,798)

Provision for income taxes                         --                        --
                                            ---------                ----------



Loss from continuing operations
after provision for income taxes             (11,931)                   (21,798)

Loss from discontinued                             --                        --
operations

Gain on disposal of subsidiary                     --                        --



NET LOSS                                     (11,931)                   (21,798)
                                          ===========                ==========



Loss per share (cents)                         (0.05)                     (0.09)
                                          ===========                ==========



Average number of shares                  24,999,236                 24,999,236
                                          ===========                ==========
outstanding

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 1996

                                                           Three Months ended
                                                                March 31,
                                                       -------------------------

                                                         1996            1995
                                                         ----            ----

OPERATING ACTIVITIES
Net loss                                               $(11,931)      $(21,798)
Adjustments to reconcile net loss to Net Cash
Provided by Operating Activities:
Depreciation                                                625            625
Minority interests                                           --             --
Change in Asset and Liabilities:
Accounts Receivable and Other Debtors                        --             --
Increase/(Decrease) in Liabilities:
Accounts payable and Accrued Expenses                    (3,683)       (15,500)
Adjustment on disposal of subsidiary                         --             --
                                                        -------        -------

Total Adjustments                                        (3,058)       (14,875)
                                                        -------      ---------

NET CASH - OPERATING ACTIVITIES                         (14,989)       (36,673)
INVESTING ACTIVITIES:
Proceeds on disposal of subsidiary                           --             --
Proceeds on disposal of US Government Bonds                  --          7,500
                                                         ------     ----------

NET CASH - INVESTING ACTIVITIES                              --          7,500
FINANCING ACTIVITIES
New short term loans                                     18,619         31,515
Repayment of loans                                           --             --
                                                        -------      ---------

NET CASH - FINANCING ACTIVITIES                          18,619         31,515

NET (DECREASE)/INCREASE IN CASH
  AND CASH EQUIVALENTS                                    3,630          2,342

CASH AND CASH EQUIVALENTS -
  BEGINNING                                                 946          5,241
                                                       --------       --------

CASH AND CASH EQUIVALENTS - END                           4,576          7,583
                                                        =======       ========

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                       (March 31, 1996 Revised Unaudited)


The balance sheet as of March 31, 1996, the statements of operations for the three months ended March 31, 1995 and 1996, and the statement of cash flows for the three months ended March 31, 1995 and 1996 have been prepared by registrant without audit. The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) which in the opinion of management are necessary in order to make the financial statements not misleading.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in registrant's Form 10-KSB for the year ended December 31, 1995.

Item 2.  Management's Discussion and Analysis

Financial Condition

         A Shareholders' deficit of $279,342 existed at March 31, 1996. The majority of the expenditures of Registrant over the 15-month period ended March 31, 1996 has been met from funding provided in the form of loans from Patchouli which at March 31, 1996 totalled $110,974, of which $18,619 were advanced in the quarter ended March 31, 1996. Patchouli has continued to advance further funds since that date.

Results of Operations

         Income in the quarter arose from fees received from the licensing of various theatrical productions. This income did not reflect any change in the business of Registrant but typified the nature and timing of the income generated.

         During 1995 and the first quarter of 1996, the Company was inactive except for administrative activities in connection with the preparation and filing of the periodic reports required under Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in preparing the proxy statement for a Special Meeting of Shareholders that was held on February 29, 1996 (the "Meeting"). The majority of the operating costs of $17,172 incurred in the quarter to March 31, 1996 related specifically to the audit, accounting and legal costs associated with the preparation and filing of these reports.

         At the Meeting, the Company's shareholders by an affirmative vote of approximately 76% of the total shares outstanding adopted the following proposals: (i) change the Company's state of incorporation from New York to Colorado by means of a merger (the "Merger") of the Company into Atlantic Industries, Inc. ("Atlantic"), a Colorado corporation organized on January 31, 1996, which is wholly owned by the Company ("Proposal 1"); (ii) approve the terms of the merger agreement which provided for, among other things, a 10 for 1 reverse stock split and an increase in the number of authorized shares of the Company to 50,000,000 ("Proposal 2"); (iii) consented to and authorized the Company's Board of Directors (the "Board"), at the Board's discretion, to (a) sell the Company's interest in the common stock of its wholly owned subsidiary, LPPL Corp., to an independent third-party ("Proposal 3") or (b) to vote to dissolve LPPL Corp ("Proposal 4"). Proposals 1 through 4 are referred to herein as the "Proposals."

         The number of votes cast for, against or that abstained from each Proposal is set forth below:

  Description              For                  Against              Abstain

  Proposal 1            19,036,766              124,350                160
  Proposal 2            19,036,766              124,350                160
  Proposal 3            19,036,766              124,350                160
  Proposal 4            19,036,666              124,450                160

         To date, the Company has not consummated the Merger as it is presently waiting for the consent of the New York Commissioner of Taxation and Finance, which consent is required in order to file the Certificate of Merger with the Secretary of State of the State of New York,.

         By operation of law, at the effective date of the Merger, all assets, property, rights, liabilities and obligations of the Company will be transferred to and assumed by Atlantic. The principal effect of the Merger will be to (i) change the law applicable to the Company's corporate affairs from the New York Business Corporation Law to the Colorado Business Corporation Act, (ii) reduce the number of shares of the Company's $.01 par value common stock (the "Shares" or the "Common Stock") issued and outstanding, and (iii) increase the number of Shares authorized for issuance.

         Specifically, at the effective date of the Merger, the Company will be authorized to issue 50,000,000 shares of capital stock ("Atlantic Capital Stock" or "Atlantic Shares") of which 40,000,000 shares are reserved for issuance as common stock ("Atlantic Common Stock") and 10,000,000 shares are reserved for issuance as preferred stock ("Atlantic Preferred Stock").

         The Board has entered into preliminary negotiations with an independent third-party for the purchase of all of the outstanding shares of common stock of LPPL Corp.

Future Liquidity and Capital Resources

         Management does not believe that the Company has the ability to raise adequate resources from its existing revenue operations. The Company is therefore dependent in the short term from continued loans from Patchouli. Upon consummation of the Merger the Company intends to acquire through the issuance of additional shares of Atlantic Capital Stock a suitable business or businesses and/or to obtain additional funds through the sale of Common Stock in public or private transactions.

         The future liquidity of the Company may also be adversely effected when the Company either sells or dissolves LPPL Corp.-the only current source of revenue for the Company.

         Registrant had no material commitments for capital expenditure at either March 31, 1996 or at December 31, 1995.

PART II.  OTHER INFORMATION

Item 4.  Submission of Vote to Security Holders

The required information disclosed pursuant to Part II is hereby incorporated by reference from Part I, Item 2 of this Form 10-QSB.

Exhibits and Reports on Form 8-K

Exhibits filed herewith: for electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule

Forms 8-K filed in quarter: None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          LITTLE PRINCE PRODUCTIONS LTD.


          By /s/ P.N. Chapman
             ------------------------------------------------------------
                 P. N. Chapman, Chief Financial Officer, duly authorized to sign this report on its behalf