Form 10QSB
period 1996-06-30
LITTLE PRINCE PRODUCTIONS LTD
filed 1996-08-06
CIK 318958

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

                                  OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ___________________

                          Commission File Number 0-9455

                        LITTLE PRINCE PRODUCTIONS LIMITED
             (Exact name of registrant as specified in its charter)

             New York                                       13-3045713
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)



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


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                                                                 ---    ---
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 5, 1996, there were 24,999,236 shares of the issuer's $.01 par value common stock outstanding.
================================================================================

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1996 and December 31, 1995



                                                  June 30,        December 31,
                                                  --------        ------------
                                                      1996                1995
                                                      ----                ----



ASSETS

CURRENT ASSETS

Cash and cash equivalents                        $ 2,635             $   946

Prepaid expenses and taxes                           612                 612

Other debtors                                      6,629               6,629
                                                   -----               -----



Total current assets                               9,876               8,187



PROPERTY AND EQUIPMENT - AT COST

Furniture, fixtures and equipment                     --                  --

Less: Accumulated depreciation                        --                  --
                                                --------            --------



Net property and equipment                            --                  --



OTHER ASSETS

Production and distribution rights                 3,750               5,000

Investment in joint ventures                       3,728               3,728
                                                  ------              ------



Total other assets                                 7,478               8,728
                                                  ------              ------



TOTAL ASSETS                                     $17,354             $16,915
                                                 =======             =======

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                       June 30, 1996 and December 31, 1995






                                                   June 30,       December 31,
                                                   --------       ------------
                                                       1996               1995
                                                       ----               ----

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                 $  159,145         $  159,145

Provision for legal fees                             15,917             15,322

Accrued audit fees                                    7,364             13,000

Other accrued liabilities                             5,544              4,494

Short-term loans from major shareholder             120,085             92,355
                                                 ----------          ---------



Total current liabilities                           308,055            284,326



NON-CURRENT LIABILITIES                                  --                 --
                                                 ----------         ----------



TOTAL LIABILITIES                                   308,055            284,326



SHAREHOLDERS' EQUITY

Common stock $0.01 par value

Authorized - 25,000,000 shares

Issued and outstanding - 24,999,236 shares          249,992            249,992

Additional paid-in capital                        3,006,891          3,006,891

Accumulated deficit                             (3,547,584)        (3,524,294)
                                                -----------        -----------



Total shareholders' deficit                       (290,701)          (267,411)
                                                -----------        -----------



TOTAL LIABILITIES AND SHAREHOLDERS'              $   17,354         $   16,915
                                                 ==========         ==========
EQUITY

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 1996 and 1995

                                        Three Months ended June 30,             Six Months ended June 30,
                                        ---------------------------             -------------------------

                                             1996           1995                   1996             1995
                                             ----           ----                   ----             ----
Net sales                                $    1,000     $    1,100              $    6,241     $    5,600

Operating costs                             (12,359)       (39,049)                (29,531)       (65,451)
                                         ----------     ----------              ----------     ----------



Loss from continuing operations             (11,359)       (37,949)                (23,290)       (59,851)

Interest income                                  --            110                      --            214

Interest expense                                 --             --                      --             --
                                         ----------     ----------              ----------     ----------



Loss from continuing operations
before provision for income
taxes                                       (11,359)       (37,839)                (23,290)       (59,637)

Provision for income taxes                       --             --                      --             --
                                         ----------     ----------              ----------     ----------



Loss from continuing operations
after provision for income taxes            (11,359)       (37,839)                (23,290)       (59,637)

Loss from discontinued                           --             --                      --             --
operations

Gain on disposal of subsidiary                   --             --                      --             --



NET LOSS                                    (11,359)       (37,839)                (23,290)       (59,637)
                                         ==========     ==========              ==========     ==========



Loss per share (cents)                        (0.04)         (0.15)                  (0.09)         (0.24)
                                         ==========     ==========              ==========     ==========



Average number of shares                 24,999,236     24,999,236              24,999,236     24,999,236
outstanding                              ==========     ==========              ==========     ==========

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 1996

                                                                 Six Months ended June 30,
                                                      -----------------------------------------------
                                                                1996                  1995
                                                                ----                  ----
OPERATING ACTIVITIES
Net loss                                                     $ (23,290)             $(59,637)
Adjustments to reconcile net loss to Net Cash
Provided by Operating Activities:
Depreciation                                                     1,250                 1,250
Minority interests                                                  --                    --
Change in Asset and Liabilities:
Accounts Receivable and Other Debtors                               --                    --
Development Properties                                              --                    --
Increase/(Decrease) in Liabilities:
Accounts payable and Accrued Expenses                           (4,001)              (23,000)
Effect of foreign currency exchange rate
changes on cash and cash equivalents                                --                    --
Adjustment on disposal of subsidiary                                --                    --
                                                             ---------              --------

Total Adjustments                                               (2,751)              (21,750)
                                                             ---------              --------

NET CASH - OPERATING ACTIVITIES                                (26,041)               (81,387)
INVESTING ACTIVITIES:
Proceeds on disposal of subsidiary                                  --                    --
Proceeds on disposal of US Government Bonds                         --                 9,500
                                                             ---------              --------

NET CASH - INVESTING ACTIVITIES                                     --                 9,500
FINANCING ACTIVITIES
New short-term loans                                            27,730                69,030
Repayment of loans                                                  --                    --
Bank Overdrafts                                                     --                    --
Cash released on disposal of subsidiary                             --                    --
                                                             ---------              --------

NET CASH - FINANCING ACTIVITIES                                 27,730                69,030

NET (DECREASE)/INCREASE IN CASH
  AND CASH EQUIVALENTS                                           1,689                (2,857)

CASH AND CASH EQUIVALENTS -
  BEGINNING                                                        946                 5,241
                                                             ---------              --------

CASH AND CASH EQUIVALENTS - END                                  2,635                 2,384
                                                             =========              ========

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                             (Revised and Unaudited)


The balance sheet as of June 30, 1996, the statements of operations for the six months ended June 30, 1995 and 1996, and the statement of cash flows for the six months ended June 30, 1995 and 1996 have been prepared by registrant without audit. The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) which in the opinion of management are necessary for a fair statement of the results for the interim periods.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Condition

         A Shareholders' deficit of $290,701 existed at June 30, 1996. The majority of the expenditures of Registrant over the 18-month period ended June 30, 1996 have been met from funding provided in the form of loans from Patchouli which at June 30, 1996 totalled $120,085, of which $9,111 were advanced in the quarter ended June 30, 1996. Patchouli has continued to advance further funds since that date.

Results of Operations

         Income in the quarter arose from fees received from the licensing of various theatrical productions. This income did not reflect any change in the business of Registrant but typified the nature and timing of the income generated.

         During 1995 and the first half of 1996, the Company was inactive except for administrative activities in connection with the preparation and filing of the periodic reports required under Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in preparing the proxy statement for a Special Meeting of Shareholders that was held on February 29, 1996. The majority of the operating costs of $12,359 incurred in the quarter to June 30, 1996 related specifically to the audit, accounting and legal costs.

         To date, the Company has not consummated the Merger, as discussed in Registrants Form 10- QSB for the quarter ended March 31, 1996, as it is still awaiting the consent of the New York Commissioner of Taxation and Finance, which consent is required in order to file the Certificate of Merger with the Secretary of State of New York. The Company has recently received certain tax information from the New York Department of Taxation and Finance and expects to file its past-due tax returns in addition to the Certificate of Merger by August 9, 1996. The Company believes that the Merger will become effective by the end of August, 1996.

         On July 22, 1996 the Company completed the disposal of the whole of its interest in its former subsidiary LPPL Corp. A detailed description of this transaction is contained in "Part II. Item 5, Other Information" of this report.

Future Liquidity and Capital Resources

         LPPL Corp. constituted substantially all of the Company's assets and only form of revenue. Until the Merger becomes effective, the Company is dependent in the short term from continued loans from Patchouli. Upon consummation of the Merger the Company intends to acquire through the issuance of additional shares a suitable business or businesses and/or to obtain additional funds through the sale of Common Stock in public or private transactions.

         Registrant had no material commitments for capital expenditure at either June 30, 1996 or at December 31, 1995.

PART II.  OTHER INFORMATION

Item 5.  Other Information

         At the Special Meeting of Shareholders held on February 29, 1996, the Company's shareholders approved an action authorizing the Company's Board of Directors to sell or dissolve LPPL Corp. In accordance therewith, on July 22, 1996, the Company sold its ownership interest in all of the issued and outstanding capital stock of LPPL Corp. (the "Capital Stock") to Frances Katz Levine, an independent third party, pursuant to that certain Stock Purchase Agreement (the "Agreement") dated July 22, 1996. As consideration for the capital stock, the Company received $10 and Ms. Levine's agreement to use her best efforts to effect and complete by July 21, 1997, at no cost to the Company, the reincorporation of LPPL Corp. under the state of Delaware, and, concomitantly therewith, increase the number of shares of authorized capital stock of LPPL Corp. and distribute the shares of common stock of LPPL Corp. to the shareholders of the Company as of July 22, 1996 at a ratio of one share of the Capital Stock for every one share of common stock of the Company or such other ratio as required by the attendant circumstances, which distribution shall be made in accordance with the requirements of all applicable federal and state securities laws and regulations. In the event Ms. Levine fails to complete the above actions by July 21, 1997, she shall immediately take all steps necessary to dissolve LPPL Corp. and deliver any assets remaining after dissolution, if any, to the Company.

         LPPL Corp. represented substantially all of the Company's assets. The effect of the sale of LPPL Corp. on the Company's financial condition is reflected in the pro forma financial statements below.

                    UNAUDITED PRO FORMA FINANCIAL INFORMATION

         Set forth below is unaudited historical and pro forma financial information for the Company as of June 30, 1996 and December 31, 1995. The pro forma information has been prepared assuming that the sale or dissolution of LPPL Corp. occurred on June 30, 1996 and December 31, 1995. The pro forma information is based on the historical financial information of the company and should be read in conjunction with the historical financial statements and notes of the Company included in this report. In the opinion of management, all material adjustments necessary to reflect the effects of the transactions have been made.

         The pro forma information is unaudited and is not necessarily indicative of the results which actually would have occurred if the transaction had been consummated in the period presented, or on any particular date in the future, nor does it purport to represent the financial position for future periods.

                        LITTLE PRINCE PRODUCTIONS LIMITED
                PROFORMA CONDENSED BALANCE SHEET AT JUNE 30, 1996

                                              Condensed
                                              Historical            Proforma            Proforma
                                            Balance Sheet         Adjustments         Balance Sheet
                                            -------------         -----------         -------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                        $    2,635      $    (2,635)(1)       $
Prepaid expenses and taxes                              612             (612)(1)
Loan to officer of Company                            6,629           (6,629)(1)
Amounts due from former subsidiary                       --            9,879 (2)              9,879
                                                 ----------      -----------           ------------
Total current assets                                  9,876                3                  9,879

OTHER ASSETS

Production and distribution rights                    3,750           (3,750)(1)                 --
Investment in joint ventures                          3,728           (3,728)(1)                 --
                                                 ----------      -----------           ------------
Total other assets                                    7,478           (7,478)                  ----

TOTAL ASSETS                                         17,354           (7,475)(1)              9,879
                                                 ==========      ===========           ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
Trade creditors                                     159,145         (159,145)(1)                 --
Accrued expenses                                     28,825               --                 28,825
Short-Term Loan from major shareholder              120,085               --                120,085
                                                 ----------      -----------           ------------
TOTAL LIABILITIES                                   308,055         (159,145)               148,910(3)
                                                 ==========      ===========           ============

SHAREHOLDERS' EQUITY
Common stock $0.01 par value
Authorized - 25,000,000 shares
Issued and outstanding - 24,999,236 shares          249,992               --                249,992
Additional paid-in-capital                        3,006,891               --              3,006,891
Accumulated deficit                             (3,547,584)          151,670(1)          (3,299,234)
                                                 ----------      -----------           ------------
Total Shareholders' equity                        (290,701)          151,670               (139,031)
                                                 ----------      -----------           ------------

TOTAL LIABILITIES AND SHAREHOLDERS'                  17,354           (7,475)                 9,879
EQUITY                                           ==========      ===========           ============

- ----------------

Adjustments to Unaudited Pro Forma Balance Sheet

(1) The adjustments reflect those assets and liabilities attributable to LPPL Corp. that will no longer be included in the Company's consolidated balance sheet after LPPL Corp.'s dissolution or sale.
(2) This adjustment reflects indebtedness due from LPPL Corp. to the Company and assumes such amount will be repaid in full.
(3) As discussed under "MANAGEMENT'S DISCUSSION AND ANALYSIS-Future Liquidity and Capital Resources" the Company is dependent, in the short term, on continued loans from the Patchouli Foundation to pay its current liabilities and, in the long term, on the acquisition suitable business that will enable the Company to become profitable.

                        LITTLE PRINCE PRODUCTIONS LIMITED
                   PROFORMA CONDENSED STATEMENT OF OPERATIONS

                                                Year ended December 31, 1995                Six Months ended June 30, 1996
                                       -----------------------------------------------  -------------------------------------------
                                       Condensed                                        Condensed
                                       Historical                      Proforma         Historical                    Proforma
                                       Statement of    Proforma        Statement of     Statement of    Proforma      Statement of
                                       Operations      Adjustments     Operations       Operations      Adjustments   Operations
                                       ----------      -----------     ----------       ----------      -----------   ----------
Net Sales                               $   20,779      $   (20,779)     $     --       $    6,241        $(6,241)            --

Operating costs                           (125,726)          51,725(1)      (74,001)(2)    (29,531)         5,802(1)     (23,729)(2)
                                        ----------      -----------      ----------     ----------        -------     ----------

Loss from continuing operations           (104,947)         (30,946)        (74,001)       (23,290)          (439)       (23,729)

Interest Income                                 --               --              --             --             --             --
                                                --               --              --             --             --             --

Loss from continuing operations before    (104,947)         (30,946)        (74,001)       (23,290)          (439)       (23,729)
provision for income taxes

Provision for income taxes                      --               --              --             --             --             --
                                        ----------      -----------      ----------     ----------        -------     ----------

NET LOSS                                  (104,947)         (30,946)        (74,001)       (23,290)          (439)       (23,729)
                                        ----------      -----------      ----------     ----------        -------     ----------

Loss per share (cents)                       (0.42)                           (0.29)         (0.09)                        (0.09)
                                             -----                       ----------     ----------                    ----------

Average number of shares outstanding    24,999,236                       24,999,236     24,999,236                    24,999,236
                                        ==========                       ==========     ==========                    ==========

- ----------------

Adjustments to Unaudited Pro Forma Condensed Statement of Operations

(1) The pro forma adjustment to the "Operating Costs" represents those costs attributable to the operations of LPPL Corp., which costs the Company is not expected to incur after the sale or dissolution of LPPL Corp.
(2) The pro forma "Operating Costs" after adjustment constitute those operating costs attributable to the Company and not LPPL Corp. that are expected to continue after the sale or dissolution of LPPL Corp. These costs generally comprise legal and auditing fees incurred by the Company.

Exhibits and Reports on Form 8-K

         a.       Exhibits:  Exhibit No. 2.3 Stock Purchase Agreement

         b.       Reports on Form 8-K:

                           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       LITTLE PRINCE PRODUCTIONS LTD.

                       By /s/ P.N. Chapman
                          ------------------------------------------------------
                                P. N. Chapman, Chief Financial Officer,
                                duly authorized to sign this report on its
                                behalf
                                       12