Form 10QSB
period 1996-09-30
LITTLE PRINCE PRODUCTIONS LTD
filed 1996-11-13
CIK 318958

KUTAK ROCK                        ATLANTA
                                A PARTNERSHIP                      KANSAS CITY
                     INCLUDING PROFESSIONAL CORPORATIONS           LITTLE ROCK
                                 SUITE 2900                        NEW YORK
                           717 SEVENTEENTH STREET                  OKLAHOMA CITY
                         DENVER, COLORADO 80202-3329               OMAHA
                               (303) 297-2400                      PHOENIX
                          FACSIMILE (303) 292-7799                 PITTSBURGH
                                                                   WASHINGTON

                                November 13, 1996


Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

         Re:      Little Prince Productions, Ltd., File No. 0-9455


Dear Sir or Madam:

         Transmitted herewith through the EDGAR system is Form 10-QSB for the quarter ended September 30, 1996 for Little Prince Productions, Ltd. If you have any questions or comments, please contact me at (303) 297-2400.

                                                     Sincerely yours,



                                                     /s/ Brian D. Lewandowski

djs
enclosure

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

38 South Audley Street, London, England W1Y 5DH                       N/A
(Address of principal executive offices)                          (Zip Code)

                              (010 44 171) 629-7617
              (Registrant's telephone number, including area code)

                                 Not Applicable
      (Former name, former address and former fiscal year, if changed since last report)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2)
has been subject to filing requirements for the past 90 days. Yes X    No
                                                                  ---     ---
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 6, 1996, there were 24,999,236 shares of the issuer's $.01 par value common stock outstanding.
================================================================================

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        LITTLE PRINCE PRODUCTIONS LIMITED
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995



                                             September 30,     December 31,
                                             -------------     ------------
                                                      1996             1995
                                                      ----             ----



ASSETS

CURRENT ASSETS

Cash and cash equivalents                       $     --          $   946

Prepaid expenses and taxes                            --              612

Other debtors                                      8,839            6,629
                                                   -----            -----



Total current assets                               8,839            8,187



PROPERTY AND EQUIPMENT - AT COST

Furniture, fixtures and equipment                     --               --

Less: Accumulated depreciation                        --               --
                                                --------         --------



Net property and equipment                            --               --



OTHER ASSETS

Production and distribution rights                    --            5,000

Investment in joint ventures                          --            3,728
                                              ----------           ------



Total other assets                                    --            8,728
                                              ----------           ------



TOTAL ASSETS                                     $ 8,839          $16,915
                                                 =======          =======

                        LITTLE PRINCE PRODUCTIONS LIMITED
                                 BALANCE SHEETS
                                   (Continued)
                    September 30, 1996 and December 31, 1995






                                                 September 30,     December 31,
                                                 -------------     ------------
                                                          1996             1995
                                                          ----             ----

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                    $     --       $  159,145

Provision for legal fees                               4,862           15,322

Accrued audit fees                                    10,163           13,000

Other accrued liabilities                              5,544            4,494

Short-term loans from major shareholder              148,483           92,355
                                                  ----------        ---------



Total current liabilities                            169,052          284,326



NON-CURRENT LIABILITIES                                   --               --
                                                  ----------       ----------



TOTAL LIABILITIES                                    169,052          284,326



SHAREHOLDERS' EQUITY

Common stock $0.01 par value

Authorized - 25,000,000 shares

Issued and outstanding - 24,999,236 shares           249,992          249,992

Additional paid-in capital                         3,006,891        3,006,891

Accumulated deficit                              (3,417,096)      (3,524,294)
                                                 -----------      -----------



Total shareholders' deficit                        (160,213)        (267,411)
                                                 -----------      -----------



TOTAL LIABILITIES AND SHAREHOLDERS'                $   8,839       $   16,915
                                                   =========       ==========
EQUITY

                        LITTLE PRINCE PRODUCTIONS LIMITED
                             STATEMENT OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 1996 and 1995

                                             Three Months ended              Nine Months ended
                                                September 30,                  September 30,
                                                -------------                  -------------

                                            1996            1995            1996            1995
                                            ----            ----            ----            ----

Net sales                              $       --      $       --      $       --       $     --

Operating costs                             (20,142)        (36,544)        (43,871)        (44,735)
                                         ----------      ----------      ----------      ----------



Loss from continuing operations             (20,142)        (36,544)        (43,871)        (44,735)

Interest income                                --              --              --             --

Interest expense                               --              --              --             --
                                         ----------      ----------      ----------      ----------



Loss from continuing operations
before provision for income taxes           (20,142)        (36,544)        (43,871)        (44,735)

Provision for income taxes                     --              --              --             --
                                         ----------      ----------      ----------      ----------



Loss from continuing operations
after provision for income taxes            (20,142)        (36,544)        (43,871)        (44,735)

Profit/(Loss) from discontinued
operations                                     --            (1,295)            439         (14,902)

Gain on disposal of subsidiary              150,630            --           150,630           --



NET PROFIT/(LOSS)                           130,488         (37,839)        107,198         (59,637)
                                         ==========      ==========      ==========      ==========



Loss per share (cents)

- Continuing Operations                       (0.08)          (0.15)          (0.17)          (0.18)

- Discontinued Operations                      --              --              --             (0.06)

- Gain on disposal of subsidiary               0.60            --              0.60           --
                                         ----------      ----------      ----------      ----------

                                               0.52           (0.15)           0.43           (0.24)
                                         ----------      ----------      ----------      ----------

Average number of shares outstanding     24,999,236      24,999,236      24,999,236      24,999,236
                                         ==========      ==========      ==========      ==========

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 1996



                                                 Nine Months ended September 30,
                                                 -------------------------------

                                                         1996         1995
                                                         ----         ----

OPERATING ACTIVITIES
Net profit/(loss)                                     $ 107,198    $ (75,253)
Adjustments to reconcile net profit/(loss) to Net Cash
Provided by Operating Activities:
Depreciation                                              1,250        1,875
Adjustment  on Disposal of other assets                    --           --
Adjustment on disposal of subsidiary                   (150,630)        --
Change in Assets and Liabilities:
Accounts Receivable and Other Debtors                       (10)      17,312
Development Properties                                     --           --
Increase/(Decrease) in Liabilities:
Accounts payable and Accrued Expenses                   (12,257)     (34,078)
Due to shareholder                                       56,128       78,808

Total Adjustments                                      (105,519)      63,917
                                                      ---------    ---------

NET CASH - OPERATING ACTIVITIES                           1,679      (11,336)
INVESTING ACTIVITIES:
Proceeds on disposal of subsidiary                           10         --
Proceeds on disposal of US Government Bonds                --         10,217
                                                      ---------    ---------

NET CASH - INVESTING ACTIVITIES                              10       10,217
FINANCING ACTIVITIES
New short-term loans                                       --           --
Repayment of loans                                         --           --
Bank Overdrafts                                            --           --
Cash released on disposal of subsidiary                  (2,635)        --
                                                      ---------    ---------

NET CASH - FINANCING ACTIVITIES                          (2,635)        --

NET (DECREASE)/INCREASE IN CASH
  AND CASH EQUIVALENTS                                     (946)      (1,119)

CASH AND CASH EQUIVALENTS -
  BEGINNING                                                 946        5,241
                                                      ---------    ---------

CASH AND CASH EQUIVALENTS - END                            --          4,122
                                                      =========    =========

                LITTLE PRINCE PRODUCTIONS LIMITED AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                             (Revised and Unaudited)


The balance sheet as of September 30, 1996, the statements of operations for the nine months ended September 30, 1995 and 1996, and the statement of cash flows for the nine months ended September 30, 1995 and 1996 have been prepared by Registrant without audit. The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) which in the opinion of management are necessary for a fair statement of the results for the interim periods.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Condition

         A Shareholders' deficit of $160,213 existed at September 30, 1996. The majority of the expenditures of Registrant over the 24-month period ended September 30, 1996 have been met from funding provided in the form of loans both directly and indirectly from Patchouli which at September 30, 1996 totalled $148,483, of which $28,398 were advanced in the quarter ended September 30, 1996. Patchouli has continued to advance further funds since that date.

Results of Operations

         The disposal of Registrant's subsidiary, LPPL Corp. on July 22, 1996 resulted in a one time gain of $150,630. A detailed description of this transaction is contained in Part II, Item 5, Other Information of Registrant's Form 10-QSB for the quarter ended June 30, 1996. LPPL Corp. constituted substantially all of the Company's assets and its only form of revenue and accordingly since the date of disposal the Company has not generated any revenue. Costs in the quarter to September 30, 1996 primarily related to audit, accounting and legal costs related to the preparation and filing of various reports required by the New York Commissioner of Taxation and Finance, which consent is required in order to file the Certificate of Merger (as discussed in Registrant's Form 10-QSB for the quarter ended March 30, 1996) with the Secretary of State of New York. The Company is now informed that the Merger will become effective before the end of November 1996.

Future Liquidity and Capital Resources

         With the disposition of LPPL Corp., the Company's only form of revenue in the short term, the Company is dependent on continued loans from Patchouli. Upon consummation of the Merger, the Company intends to acquire through the issuance of additional shares a suitable business or businesses and/or obtain additional funds through the sale of common stock in public or private transactions.

         Registrant had no material commitments for capital expenditure at either September 30, 1996 or at December 31, 1995.

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


                         LITTLE PRINCE PRODUCTIONS LTD.

                         By /s/ P.N. Chapman
                                ------------------------------------------
                                P. N. Chapman, Chief Financial Officer,
                                duly authorized to sign this report on its
                                behalf
                                        8