Form 10KSB
period 1996-12-31
LITTLE PRINCE PRODUCTIONS LTD
filed 1997-02-19
CIK 318958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                          Commission File Number 0-9455

                            ATLANTIC INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

           Colorado                                       13-3045713
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        38 South Audley Street
       Mayfair, London, England                                    W1Y 5DH
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


Issuer's telephone number, including area code:  (4471) 629-7617

                         Little Prince Productions, Ltd.
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, $.01 par value
                          ----------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No
         ---    ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 1996 $-0-.

         The aggregate market value of voting stock held by nonaffiliates of the Company as of February 14, 1997 was -0-.

         The number of shares of the Company's $.01 par value common stock outstanding as of February 14, 1997 was 192,996.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format        Yes         No    X
                                                        --------   --------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Little Prince Productions, Ltd. ("Little Prince"), was incorporated on April 3, 1980 pursuant to the laws of the State of New York, and was originally formed to exploit certain ancillary and subsidiary rights to the literary work entitled "The Little Prince." Subsequent to its organization the Company changed its business focus. See "-Background of Company's Operations" below. As used in this report the term "Company" refers to Little Prince prior to December 6, 1996 and to Atlantic (as defined below) as of and subsequent to December 6, 1996.

         On February 29, 1996, the Company held a Special Meeting of Shareholders (the "Meeting"). At the Meeting the Company's shareholders, by an affirmative vote of approximately 76% of the total shares outstanding, adopted the following proposals: (i) a change in the Company's state of incorporation from New York to Colorado by means of a merger (the "Merger") of the Little Prince into the Atlantic Industries, Inc. ("Atlantic"), a Colorado corporation organized on January 31, 1996, which was wholly owned by Little Prince at the time of the merger; (ii) the terms of the merger agreement which provided for, among other things, a 10 for 1 reverse stock split and an increase in the number of authorized shares of the Company after the Merger to 50,000,000; (iii) consented and authorized the Board of Directors (the "Board"), at the Board's discretion, to (a) sell the Company's interest in the common stock of its wholly owned subsidiary, LPPL Corp., to an independent third-party or (b) vote to dissolve LPPL Corp.

         The number of votes cast for, against or that abstained from each of the above proposals is set forth below:

   Description             For               Against            Abstain
   -----------             ---               -------            -------

   Proposal 1           19,036,766           124,350              160
   Proposal 2           19,036,766           124,350              160
   Proposal 3           19,036,766           124,350              160
   Proposal 4           19,036,666           124,450              160


         On December 6, 1996, the Merger became effective (the "Effective Date"). The delay in the effective date of the Merger was primarily due to the need to prepare the Company's past due income and franchise tax reports for the State of New York. By operation of law on the Effective Date, all assets, property, rights, liabilities and obligations of Little Prince were transferred to and assumed by Atlantic. The principal effect of the Merger was to (i) change the law applicable to the Company's corporate affairs from the New York Business Corporation Law to the Colorado Business Corporation Act, (ii) reduce the number of shares of the Company's $.01 par value common stock (the "Shares" or the "Common Stock") issued and outstanding, and
(iii) increase the number of Shares authorized for issuance.

         Specifically, on the Effective Date, the Company was authorized to issue 50,000,000 shares of capital stock (the "Capital Stock"). Of the Capital Stock reserved for issuance 40,000,000 shares are reserved for issuance as Common Stock, of which 2,499,923 shares were outstanding at that time, and 10,000,000 shares were reserved for issuance as preferred stock ("Preferred Stock"), of which no shares were outstanding.

         Sale of LPPL Corp.

         Pursuant to the authority granted to it by the shareholders at the Meeting, on July 22, 1996 the Board authorized the sale of its ownership interest in all of the issued and outstanding capital stock of LPPL Corp. (the "LPPL Shares") to Frances Katz Levine, an independent third party, pursuant to that certain Stock Purchase Agreement (the "Agreement") dated July 22, 1996. As consideration for the LPPL Shares, the Company received $10 and Ms. Levine's agreement to use her best efforts to effect and complete by July 21, 1997, at no cost to the Company, the reincorporation of LPPL Corp. under the state of Delaware. Concomitantly therewith, Ms. Levine agreed to increase the number of shares of authorized capital stock of LPPL Corp. and distribute the shares of common stock of LPPL Corp. to the shareholders of the Company as of July 22, 1996 at a ratio of one LPPL Share for every one share of Common Stock of the Company (or such other ratio as required by the attendant circumstances) in accordance with the requirements of all applicable federal and state securities laws and regulations. In the event Ms. Levine fails to complete the above actions by July 21, 1997, the Agreement requires Ms. Levine to immediately take all steps necessary to dissolve LPPL Corp. and deliver any assets remaining after dissolution, if any, to the Company.

Developments Subsequent to December 31, 1996

         On February 12, 1997 the Company held a Special Meeting of Shareholders (the "1997 Meeting"). At the 1997 Meeting the Company's shareholders, by an affirmative vote of approximately 74% of the total shares outstanding, adopted a proposal to effect a reverse stock split of up to twenty-for-one of the presently issued and outstanding shares of Common Stock. At the 1997 Meeting, shareholders owning (i) 2,853,588 (74%) shares of Common Stock voted for the proposal, (ii) 210 shares of Common Stock voted against the proposal, and (iii) 140 shares of Common Stock abstained. The reverse stock split allowed the Board to abandon the reverse stock split or the split to be reduced to something less than twenty-for-one by action of the Board at any time after the 1997 Meeting and prior to February 12, 1998 if the Board determined, in its sole discretion, that the reverse stock split would not be in the best interests of the Company or that a different ratio (but not greater than twenty-for-one) would be in the best interest of the Company.

         On February 13, 1997, the Company filed an amendment to its Articles of Incorporation making effective a twenty-for-one reverse stock split. The filing of the amendment resulted in a decrease in the number of outstanding Shares to approximately 192,996 and, since the number of Shares available for issuance remained at 40,000,000, increased the number of Shares available for issuance from approximately 36,140,077 to 39,807,004.

Background of Company's Operations

         Tyne River Properties Acquisition.

         On November 16, 1992 (the "Acquisition Date"), the Company acquired and became the successor to Tyne River Properties, plc, an English company ("TRP") through a "Reverse Acquisition" pursuant to which the shareholders of TRP acquired an aggregate of 11,899,236 shares of Common Stock (the "Acquisition Shares"), comprising, upon issuance, approximately 85% of the issued and outstanding Common Stock, in exchange for all of the issued and outstanding capital stock of TRP. As a part of the Reverse Acquisition, the Company's theatrical operations and assets were transferred and assigned to its wholly owned subsidiary, LPPL Corp. to be continued therein under the direction of A. Joseph Tandet. At this time (i) Mr. Tandet resigned his position as President of the Company and was appointed President of LPPL Corp., and (ii) Peter N. Chapman was appointed as an executive officer and Director of the Company. As a further consequence of the Reverse Acquisition, on February 4, 1993 the Company changed its fiscal year end from March 31 to December 31 to coincide with the fiscal year end of TRP.

         Following the Acquisition Date, the Company's business activities were intended to be conducted in three separate segments, with TRP's proposed real estate acquisition and investment operations constituting the Company's principal business and the theatrical production operations of the Company constituting a smaller, but continuing area of operations. Certain real estate development projects and operations, owned and conducted by TRP at the Acquisition Date were intended to constitute a third segment which was to be phased out as promptly as practicable through the completion and/or disposition of all such projects.

         TRP was, from its inception in 1987 through March 29, 1994, engaged in the acquisition and development of property in the Newcastle-Upon-Tyne area in England. It conducted its business directly and indirectly through its operating subsidiaries, Exchange Buildings Limited ("EBL"), Pandon Developments Limited ("PDL"), and Selective Construction plc ("SCP"). Its development sites included the Pandon and Exchange Building sites in central Newcastle-Upon- Tyne, among others.

         After the Reverse Acquisition, the Company was not able to raise any funds through private or public sales of its securities, or otherwise, TRP was therefore unable to institute its real estate investment business plan and the lack of available working capital resulted in the Company's overall inability to conduct operations in any of its three proposed business segments during 1993 or subsequently thereto, except on a minimal level.

         Riparian Group Acquisition.

         Commencing in January of 1994, the Riparian Group (as defined below) had begun to explore the feasibility of acquiring a major stock position in, and management control of, the Company. They were interested in a publicly traded corporation because they believed it would be an effective vehicle for the effectuation of their proposed business plan. In the interest of such potential affiliation with the Company, the Riparian Group agreed with TRP to use its best efforts to protect the Company from the anticipated adverse effects of the dissolution of TRP's subsidiaries, and the liquidation of properties held thereby, under the unfavorable conditions then obtaining.

         On March 29, 1994, the Company sold all of the issued and outstanding stock of TRP to Bravecorp Limited ("Bravecorp"), a U.K. company wholly owned by Riparian Investments Limited ("RIL") and formed specifically for the purpose of purchasing TRP for the nominal consideration of (pound)1. RIL is a company affiliated with Riparian Securities Limited ("RSL") through common ownership and management (RIL and RSL, as well as their controlling persons, will sometimes be referred to herein, collectively, as the "Riparian Group").

         On April 15, 1994, Barclays Bank which had previously loaned funds to TRP, foreclosed on EBL and took legal possession of the Exchange Building. On April 18, 1994, Bravecorp sold EBL to Lacebury Limited, a firm which specializes in dealing with insolvent companies, for a price of (pound)2. On April 26, 1994, Bravecorp sold all of the remaining assets of TRP, except for PDL (and the Pandon Development owned by PDL) to Lacebury Limited for a price of (pound)2. At approximately the same point in time, Bravecorp sold PDL for the same nominal sum to Gracelord Limited ("Gracelord"). Neither Lacebury nor Gracelord was affiliated with the Company, the Riparian Group, or any affiliate of Registrant or the Riparian Group. At the time of Bravecorp's purchase of TRP, the Riparian Group was not affiliated with the Company and all of the foregoing transactions were made at arm's-length. In connection with their services in respect of the foregoing transactions and dealing with outstanding creditors and the appointment of company receivers and liquidators, Bravecorp incurred unreimbursed expenses of approximately (pound)3,525 (approximately $5,000).

         On August 22, 1994, the Company entered into an agreement (the "RSL Agreement") with RSL.

         The RSL Agreement principally provided for:

                  (a) a loan by RSL to the  Company  of  GB(pound)25,000,  to be
         used  to  satisfy   financial,   tax  and  regulatory   obligations  of
         Registrant;

                  (b) the sale by the Company to RSL of 3,250,000 newly issued shares of Common Stock at a price of $.0001 per share in conjunction with the sale by Peter N.

         Chapman and William J. Peacock to RSL of an additional 2,990,402 shares for the nominal price of $.0001 per share;

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

         The closing of the RSL Agreement took place on September 9, 1994. The newly constituted board of directors took office on October 1, 1994. Thereafter, Adrian P. Kirby was appointed as Chairman and Chief Executive Officer of the Company and Christopher N.C. Jones was appointed as its Executive Vice President. Prior to their taking office, neither Mr. Kirby nor Mr. Jones held any offices, employments, directorships or other affiliations with the Company. Peter N. Chapman continued to hold the positions of Secretary, Treasurer and a Director of the Company. On February 15, 1995, Mr. Jones was removed for cause by the remaining members of the board and Robert D. Evans was appointed to fill the vacancies created by Mr. Jones's removal. Mr. Evans subsequently resigned as a director and executive vice president of the Company on December 19, 1996.

         Proposed Business Plan of RSL. RSL originally entered into the RSL Agreement with the intention of arranging, within six months, for the Company to acquire through the issuance of large blocks of common stock sufficient investment properties and related business activities to enable the Company to satisfy the minimum financial criteria for inclusion in the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ").

         Upon consummation of the RSL Agreement and related transactions, the Company lacked a sufficient amount of authorized but unissued Shares to acquire suitable investment properties. In order to increase the number of authorized Shares, the Company needed to amend its Certificate of Incorporation, which in turn required holding a shareholders meeting and distributing a proxy statement soliciting the approval of the Company's shareholders owning a majority of the Shares outstanding. In order to distribute the proxy statement, however, the Company first had to prepare and file its past and currently due annual reports on Forms 10-K and quarterly reports on Forms 10-Q with the Securities and Exchange Commission (the "Commission"). Upon completing these reports, in an effort to restore the profitability of the Company, the Board adopted a plan of reorganization which was presented and approved by the Company's shareholders at the Meeting held on February 29, 1996.

The Company's Business Plan

         The Company's current focus is on acquiring service or manufacturing businesses, as well as developing, selling, leasing and managing real estate in the United Kingdom, the United States and other foreign countries. The Company has expanded its business plan to encompass the potential acquisition of service or manufacturing businesses, as well as commercial real estate properties for equity in the Company.

         The Company's current acquisition strategy involves the possibility of acquiring, in exchange for the Capital Stock, existing businesses that management believes will offer the opportunity of sound sustainable earnings with the potential for growth. Such acquisitions may result in the merger of another corporation into the Company in return for the Capital Stock of the Company. See "Description of Property" for a description of the Company's investment strategies.

Competition

         Management believes that the Company may face competition for the most attractive real estate investment opportunities from other investors who are aware of the opportunities available at this time to purchase properties at significantly deflated prices. Other investors, substantially all of whom have greater resources than the Company, are in the market for real estate investment and present intense competition due to their being considerably better established and larger than the Company in total assets and resources. There cannot be any assurance that the Company will, in fact, be able to raise equity capital on terms favorable to it or at times necessary to enable it to take advantage of attractive real estate investment opportunities against potential competitors.

Personnel

         During the fiscal year ended December 31, 1996, the Company had no employees other than its executive officers.

ITEM 2. DESCRIPTION OF PROPERTY

         The executive offices of the Company have been maintained at the office of Mr. Kirby at 38 South Audley Street, Mayfair, London, England W1Y 5DH. The Company has no formal lease or agreement with respect to its office facilities and pays no rent or other remuneration for their use.

Nature of Investments/Investment Strategy

         The Company does not intend to seek investments that involve a high degree of dependence on specialized skills or market conditions or which will be at risk from rapid changes in market conditions or from technological change. All potential acquisitions will be analyzed in depth by the executive officers of the Company and approved by the Board. Advice from independent advisors will be sought as deemed appropriate by the executive officers.

         In evaluating potential investments, the Company will consider, among other factors: (a) the current anticipated cash flows and their ability to meet operational needs and provide a competitive market return on the equity invested; (b) the potential for capital appreciation; (c) the geographical area and location of the business and/or property (which businesses or properties may be located in the United Kingdom, the United States or elsewhere); (d) the ability to increase cash flow through a capable management; (e) the capability of existing management; (f) the market positions and relative strengths of the business related to its competitors; (g) the general economic growth and tax and regulatory environment of the communities in which the business operates; and
(h) the prospects for liquidity, through sale, financing or refinancing.

         The Company further intends to keep debt to conservative levels relative to equity with regard to both mature investments and new acquisitions. The Company also may raise funds by selling its Capital Stock in public or private transactions. The Company's shareholders do not and will not have any preemptive rights with respect to any such issues of Capital Stock. Moreover, there can be no assurance that the Company will be able to raise any funds through the sale of Capital Stock.

         In accordance with their fiduciary duties to the Company and its shareholders, the Board may determine that a change from the Company's current investment strategies and policies is in the best interest of the Company and its shareholders and shareholder approval will not be necessary for a change in the Company's investment policies. Although the Company currently does not anticipate such a change, should the Board deem it advisable, changes will be made. Alternative methods of financing, which could be adopted by the Board in the future, could include the issuance, in public or private transactions, of up to 10,000,000 shares of Preferred Stock in addition to short, intermediate or long-term borrowings, on secured or unsecured basis. Such borrowings could be in the form of bank borrowings, including unsecured borrowings or borrowings secured on the Company's then existing assets and/or assets being acquired with borrowed funds. Borrowings could also be made by the Company by way of the issuance of senior or subordinated notes or debentures, including notes or debentures convertible into shares of Common Stock. The Company may also combine any of the above financing methods.

ITEM 3. LEGAL PROCEEDINGS

         No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate as owners of record or beneficially of more than 5% of the Common Stock) to management's knowledge, is a party or to which the property of the Company is subject, is pending and no such material proceedings are known by management of the Company to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1996, no matters were submitted to a vote of security holders. The Company, however, did hold the Special Meeting of Shareholders on February 12, 1997. See "Description of Business-Developments Subsequent to December 31, 1996."

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded in the over-the-counter market under the symbol "LTLP." Because the Company did not meet the revised financial criteria for continued inclusion in the National Association of Securities Dealers' Automated Quotation System ("NASDAQ"), it was delisted therefrom, effective May 27, 1992. Since such date, the Common Stock has been quoted on the OTC Bulletin Board. The Company has been advised that no dealer has submitted bid prices for the Common Stock since April, 1994.

         On December 31, 1996, the Company authorized the issuance of 1,360,000 shares of Common Stock to the Patchouli Foundation in payment for loans made by the Patchouli Foundation to the Company. Pursuant to Section 4(2) of the Security Act of 1933, as amended (the "Act"), the issuance of the 1,360,000 shares was exempt from the registration requirements of the Act. See "Certain Relationships and Related Transactions."

         As of February 14, 1997, there were 340 record holders of the Common Stock. The Company has not declared or paid any form of dividends on the Common Stock during the last two fiscal years and does not contemplate declaring any and paying any dividends on the Common Stock in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

         The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those, among others, discussed below and under "Description of Business-The Company's Business Plan," "-Competition" and "Description of Property-Nature of Investments/Investment Strategy." Any forward looking statement or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

Results of Operations

         Balance sheet amounts originally denominated in United Kingdom sterling have been translated into U.S. dollars using the year-end rate of exchange. Operational results originally denominated in United Kingdom sterling have been translated into U.S. dollars using the average annual rate of exchange. Fluctuations in foreign exchange rates could have either negative or positive impacts on the Company's balance sheet and results of operations.

         During the fiscal year ended December 31, 1996, the Company was largely inactive except for administrative activities in connection with the preparation and filing of periodic reports required under Section 13 of the Securities Exchange Act of 1934, as amended, and in preparing current and past due corporate income tax and franchise tax reports for the State of New York in order to effectuate the Merger. All filings are now up to date. The majority of the operating costs of $26,545 incurred during the 1996 fiscal year, respectively, related specifically to the audit, accounting, secretarial and legal costs associated with the preparation of the aforementioned documentation.

         In an effort to restore the profitability of Little Prince, the Board adopted a plan or reorganization which, among other things, resulted in the merger of Little Prince into the Company and increased the number of shares of Capital Stock authorized for issuance. See "Description of Business-General." The Board believed the additional authorized but unissued shares of Capital Stock were necessary in order for the Company to improve its financial affairs by givingthe Board increased flexibility in structuring future financings and acquisitions. Subsequent to the December 31, 1996, the Board authorized and the Company's shareholders approved an additional reverse stock split. See "-Liquidity and Capital Resources" below.

         As discussed above under "Description of Business-The Company's Business Plan," the Board intends to focus the Company's efforts on the acquisition of service and manufacturing businesses and commercial real estate properties. Given the change in emphasis in the Company's current operations and previous litigious history of LPPL Corp. and its uncertain profitability the Board believed that it was in the Company's best interest to relinquish its interest in LPPL Corp. See "Description of Business-General." Accordingly, on July 22, 1996, the Company sold all of the shares of LPPL Corp. The Company's gain on the disposition of LPPL Corp. of $150,630 is deferred and will be recognized upon the completion of the dispositions, which is expected to occur in July of 1997.

         On December 31, 1997, the Company reduced its accounts payable by approximately $170,000 through the issuance of 1,360,000 shares of Common Stock to the Patchouli Foundation ("Patchouli"). This issuance of the additional Shares to the Patchouli resulted in a Pathcouli having effective control of the Company by increasing its percentage ownership of Common Stock from 25% to 51.4%. See "Certain Relationships and Related Transactions."

Liquidity and Capital Resources

         As a result of the sale of LPPL Corp., the Company currently has no income producing assets. The Company is dependent in the short term from continued loans from Patchouli. As stated above, the Company intends to acquire through the issuance of additional shares of Capital Stock a suitable business or businesses and/or to obtain additional funds through the sale of Common Stock or Preferred Stock in public or private transactions. The Company's investment strategy is set forth under "Description of Property-Nature of Investments/Investment Strategy."

         After the merger of Little Prince into the Company, the Board believed that its ability to acquire suitable income producing properties was still limited by the number of Shares outstanding at the end of the Company's fiscal year. For example, an arbitrarily assigned value of $5.00 per Share for purposes of conducting a reverse acquisition would indicate that the Company had a capitalization of $20 million, with the current number of Shares then outstanding. Because the Shares are currently valueless, the person selling the business in return for Shares would recognize a substantial dilution in the value of the Shares such person received. Under the same scenario, after giving effect to a reverse stock split of twenty-for-one, the Company's hypothetical capitalization would decrease to approximately $1 million and the person selling the business would recognize a less substantial dilution in the value of its Shares. Although, the above example is hypothetical and meant only for illustrative purposes to reflect the current difficulties the Company faced in attempting to locate a viable business or assets to acquire, the Company believed that the twenty-for-one reverse stock split that became effective on February 13, 1997, would enhance the Company's ability to enter into potential acquisitions in the future.

           The Company can not provide any assurances that the reverse stock spit will enable it to acquire a suitable business, businesses or assets in the future. In addition, the Company can not provide any assurance as to the value per Share a person interested in selling its business or assets in exchange for Shares would demand or accept.

         The Company had no material commitments for capital expenditure for the period ended December 31, 1996.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements of the company required by Regulation S-B are attached to this Report. Reference is made to Item 13 below for an "Index to Financial Statements."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers During the Year Ended December 31, 1996.

The table below sets forth the persons who were the directors and executive officers of the Company during the year ended December 31, 1996 together with their respective ages, their respective dates of service, the year in which each was first elected or appointed an officer or director, and any other office in the Company held by each such person. All persons who served as officers of the Company during this period also served as executive officers.

                                                                          Officer and Director
                                                               ---------------------------------------
Name of Director            Other Offices Held         Age           From                         To
----------------            ------------------         ---           ----                         --
Adrian P. Kirby(1)        Chief Executive Office,      38       October 1, 1994                Present
                          Chairman, President
Peter N. Chapman          Treasurer, Secretary         41       November 16, 1992              Present


---------------
(1) Mr. Kirby took office on October 1, 1994 in connection with RSL's acquisition of approximately 25% of the Company's issued and outstanding common stock.
(2) On December 19, 1996, the Company accepted the resignation of Mr. Robert D. Evans as a director and executive vice president of the Company.

         Messrs.   Kirby  and  Chapman,   the  Company's  current  officers  and
directors, devote such of their time to the Company's business and affairs as is required for their executive duties and meetings of the Board of Directors.

Family Relationships

         No family relationship exists between any director or executive officer of the Company or person contemplated to become such.

Business Experience

         The following summarizes the present occupation and business experience during the past five years for each person who is currently a director or executive officer of the Company. No other persons have been nominated or chosen to become a director of the Company.

         Adrian P. Kirby has been the President, Chief Executive Officer and Chairman of the Board of Directors of the Company since October 1, 1994. He was a founder and is a major shareholder of Atlantic Properties, Ltd., and has served as a Director and as Treasurer of such corporation since its inception on February 15, 1995. In 1993, Mr. Kirby founded The Riparian Group, consisting of Riparian Securities, Ltd., Riparian Investments, Ltd. ("RIL"), and Riparian Properties, Ltd. Mr. Kirby served as the Chief Executive Officer of all of the constituent corporations of the Riparian Group until his resignation therefrom in March of 1995. In 1984, Mr. Kirby incorporated Guardacre Investments Limited, and subsequently, Guardacre Securities and Guardacre Properties Limited. Collectively, these corporations were known as the "Guardacre Group." From 1984 through November 1993, Mr. Kirby was the Chief Executive Officer of the Guardacre Group.

         Peter N. Chapman has served as Treasurer, Secretary, and a Director of the Company from November 16, 1992 through the present. He also served as a Director and the Secretary of TRP from 1986 until March 29, 1994. On April 15, 1994, Barclays Bank foreclosed on Exchange Buildings, Ltd., a principal subsidiary of TRP. Chapman has been employed as a chartered accountant since 1979. He has been self employed since 1990, first independently and subsequently as a partner in Chapman & Chapman, a firm of chartered accountants. From 1988 through January 1990, Mr. Chapman worked for William A. Swales Limited where, commencing in January 1989, he served as Finance Director. Effective November 16, 1992, Mr. Chapman was appointed as an officer and director of LPPL Corp., a wholly owned subsidiary of the Company until July 22, 1996. Mr. Chapman was admitted as a Fellow of the Institute of Chartered Accountants in England and Wales in 1979.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the NASDAQ and to furnish the Company with copies.

         Based on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except as set forth below:

                  Mr. Kirby, the Chairman of the Board, President and Chief Executive Officer of the Company, the Patchouli Foundation ("Patchouli") and Dr. Christoph Hoffmann, administrator for the Patchouli Foundation, failed to file a Form 3 reporting their ownership of 6,240,402 shares of Common Stock on October 7, 1994, with respect to Mr. Kirby, and January 14, 1995, with respect to Patchouli and Mr. Hoffmann. In addition, such parties failed to timely file a Form 4 reporting the issuance of an additional 1,360,000 shares of Common Stock on December 31, 1996. The above parties correctly reported these transactions on a Form 5 timely filed on February 14, 1997.

ITEM 10. EXECUTIVE COMPENSATION

Current Remuneration

         The Company has no stock option or stock appreciation rights, long term or other incentive compensation plans, deferred compensation plans, stock bonus plans, pension plans, or any other type of compensation plan in place for its executive officers, directors, or other employees and none of its executive officers or directors have ever received compensation of any such types from the Company pursuant to plans or otherwise.

         The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities to the Company for the years ended December 31, 1996, 1995 and 1994 by the Company's chief executive officer. None of the Company's executive officers received or accrued annual compensation in excess of $100,000 in any of such years. All of the Company's current executive officers have agreed to render services to the Company solely for the purpose of enhancing the value of their shareholdings in the Company, until such time as the Company has the financial resources available to compensate such persons for their services.

                           Summary Compensation Table

                                                      Annual         All Other
                                                   Compensation     Compensation
                                                   ------------     ------------
                                   Fiscal Year
     Name            Position      December 31,       Salary
     ----            --------      ------------       ------
Adrian P. Kirby(1)   President       1996(2)          $  -0-           $ -0-
                     and CEO


---------------
(1) Mr. Kirby became president and chief executive officer of the Company on October 1, 1994. Mr. Kirby has agreed to render his services to the Company solely for the purpose of enhancing the value of the shareholdings of the Patchouli Foundation in the Company until such time as the Company has the financial resources available to compensate him for his services.
(2) On December 31, 1996, the Patchouli Foundation ("Patchouli") received 1,360,000 shares of Common Stock in exchange for the cancellation of the debt of $170,000 owed to Patchouli by the Company. Mr. Kirby may be deemed to be a beneficial owner of such shares through the investment and voting powers which Mr. Kirby has over such shares through his position as attorney-in-fact for the administrator of the Patchouli Foundation. The purpose of this transaction was not to pay Mr. Kirby compensation for his services as an executive officer of the Company. See "Certain Relationships and Related Transactions."

Directors Remuneration

         The directors of the Company are not compensated for their services as such.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of outstanding Common Stock as of February 14, 1997, by (i) each person known by the Company to own beneficially five percent or more of the outstanding shares of Common Stock, (ii) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (iii) all directors and executive officers of the Company as a group.

     Name and Address                  Amount and Nature of
    of Beneficial Owner                Beneficial Ownership     Percent of Class
    -------------------                --------------------     ----------------

Patchouli Foundation                          99,202(1)             51.4%
c/o Hans Zum Elefant
Kirchgasse 3/5
 Postfach 8024
Zurich

Adrian P. Kirby, Chairman of the              99,202(1)             51.4
Board, CEO and President
38 South Audley Street
Mayfair, London
England W1Y 5DH

Terence G. Galgey                             11,250                 5.8
27 John Adam Street
London, England WC2N 6HX

Peter N. Chapman, Director, CFO                1,625                 *
and Secretary
38 South Audley Street
Mayfair, London
England W1Y 5DH

All executive officers and directors         100,827                52.2
as a group (2 persons).

------------------
(1) Includes 99,202 Shares beneficially owned by the Patchouli Foundation. Mr. Kirby may be deemed to be a beneficial owner of such shares through the investment and voting powers which Mr. Kirby has over such shares through his position as attorney-in-fact for the administrator of the Patchouli Foundation.
* Indicates  less than 1%  beneficial  ownership
** Calculated on the basis of 192,996 Shares outstanding on February 14, 1997.


Changes in Control

         The Company is not aware of any existing arrangements that may result in a change in control of the Company at this time. A change in control of the Company could occur in the future if the Company locates a suitable business or assets to acquire.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions and Business Relationships with Management

         Since 1994, the Patchouli Foundation ("Patchouli") has made loans to the Company to cover costs and expenses incurred in connection with various corporate activities, including without limitation, legal, accounting and filing fees incurred in connection with the preparation of the Company's Annual Reports on Forms 10-KSB, Quarterly Reports on Form 10-Q, proxy statements and state income tax returns. Patchouli is a non-discretionary family trust, governed by Liechtenstein law, set up for the benefit of the family of Adrian P. Kirby, the Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Kirby may be deemed to be a beneficial owner of such shares through the investment and voting powers which Mr. Kirby has over such shares through his position as attorney-in-fact for the administrator of Patchouli.

         As of December 31, 1996, Patchouli had advanced to the Company $170,000 (the "Patchouli Advance"). On December 31, 1996, the Board unanimously authorized the issuance of 1,360,000 shares of Common Stock to Patchouli in payment for the Patchouli Advance. As a result of this exchange, Patchouli became the beneficial owner of 51.4% of Common Stock issued and outstanding. Although the Common Stock currently has no value, the Board valued the Common Stock at a price of $.125 per share for purposes of determining the number of Shares Patchouli would receive as payment for the Patchouli Advance. The Board believed that the offered price of $.125 per share was fair and reasonable to the Company and its shareholders.

Relationship Between the Company and Atlantic Properties, Ltd.

         On February 15, 1995, the Company's current officers and directors, founded Atlantic Properties, Ltd., a Delaware corporation, for the purpose of engaging in business of acquiring, developing, re-developing, owning, selling, leasing and managing residential leisure and other types of real estate properties. In consideration of the services rendered and unreimbursed expenses incurred in connection with its organization, Atlantic Properties, Ltd. issued
105,000 shares, constituting approximately 2.5% of its total issued and outstanding common stock to the

Company. On March 30, 1995, Atlantic Properties, Ltd. filed a registration statement on Form S-11 with the Securities and Exchange Commission (SEC File No. 33-90790), which was declared effective on November 11, 1995. The 105,000 shares owned by the Company were included therein to be registered under the Securities Act of 1933, as amended, for distribution, on a pro rata basis, to the holders of Company's common stock of record, on a date to be determined, at the rate of one share of common stock for every two hundred thirty-eight (238) shares of the Company's Common Stock, without any Consideration being paid by such shareholders. Notwithstanding the foregoing, any person who holds Shares of the Company as of the initial record date in an amount of less than two hundred thirty-eight (238) will receive one share of Atlantic Properties, Ltd. common stock.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this Report.

         Financial Statements. See Index to Financial Statements on page F-1 of this Report.

         Exhibits. Exhibits filed as part of this report are as follows (for electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule):

Exhibit No.     Description
-----------     -----------

2.1(1) Agreement and Plan of Merger dated February 9, 1996, between the Company and Atlantic Industries, Inc.

2.2* Certificate of Merger of Little Prince Productions, Ltd., a New York corporation into Atlantic Industries, Inc., a Colorado corporation, dated March 29, 1996, under Section 907 of the New York Business Corporation Law.

2.3* Articles of Merger of Little Prince Productions, Ltd., a New York corporation into Atlantic Industries, Inc., under Section 7-111-107 of the Colorado Business Corporation Act.

3.1* Articles of Incorporation of Atlantic Industries, Inc., as amended

3.2*            Amended and Restated Bylaws of Atlantic Industries, Inc.

4.1 A description of the rights of the Company's shareholders is contained in the Articles of Incorporation, as amended, filed as
                Exhibit 3.1 and is incorporated herein by reference.

27*             Financial Data Schedule
---------------
*Filed herewith.
(1) Filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K, dated December 31, 1995, which exhibit is incorporated herein by reference.

         (b)  Reports on Form 8-K

         On January 14, 1997, the Company filed a current report on Form 8-K dated December 31, 1996, reporting the change in control of the Company as a result of the issuance of 1,360,000 shares of Common Stock to the Patchouli Foundation ("Patchouli") as payment for $170,000 the Company owed Patchouli.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ATLANTIC INDUSTRIES, INC.


February 14, 1997                       By /s/ Adrian P. Kirby
                                           -------------------------------------
                                              ADRIAN P. KIRBY, Chairman of the
                                              Board, Chief Executive Officer and
                                              President

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



February 14, 1997                       By /s/ Adrian P. Kirby
                                           -------------------------------------
                                              ADRIAN P. KIRBY, Chairman of the
                                              Board, Chief Executive Officer and
                                              President



February 14, 1997                       By /s/ Peter N. Chapman
                                           -------------------------------------
                                              PETER N. CHAPMAN, Director,
                                              Treasurer and Secretary

                          INDEX TO FINANCIAL STATEMENTS

                            Atlantic Industries, Inc.

                                                                                                               Page
                                                                                                               ----

Independent Auditor's Report....................................................................................F-2

Financial Statements:

         Balance Sheet as of December 31, 1996..................................................................F-3
         Statement of Operations and Accumulated Deficit for the period from
                  January 31, 1996 (inception) to December 31, 1996............................................ F-4
         Statement of Stockholders' Deficit for the period from January 31, 1996
                  (inception) to December 31, 1996............................................................. F-5
         Statement of Cash Flows for the period from January 31, 1996 (inception)
                  to December 31, 1996......................................................................... F-6
Notes to Financial Statements.................................................................................. F-7

                          INDEPENDENT AUDITOR'S REPORT



The Directors and Shareholders
Atlantic Industries, Inc.

We have audited the balance sheet of Atlantic Industries, Inc. as of December 31, 1996, and the related statements of operations, stockholders' deficit and cash flows for the period from January 31, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Industries, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the period from January 31, 1996 (inception) to December 31, 1996 in conformity with generally accepted accounting principles.

                                        Moore Stephens, P.C.


New York, New York
February 4, 1997,
except for Note 7,
as to which the date
is February 12, 1997.

                            Atlantic Industries, Inc.

                                  Balance Sheet

                                December 31, 1996

                                     ASSETS

ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL
  ARRANGEMENT (net of valuation allowance)                             $  3,320
                                                                       --------
                                                                       $  3,320
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                $ 20,561
  Due to shareholder                                                        491
  Liabilities of business transferred under contractual arrangement      59,145
                                                                       --------

         Total Current Liabilities                                      180,197
                                                                       --------

STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value; authorized - 10,000,000 shares;
    issued and outstanding - 0 shares
  Common stock, $.01 par value; authorized - 40,000,000 shares;
    192,996 shares issued and outstanding                                 1,930
  Paid-in capital                                                      (138,227)
  Accumulated deficit                                                   (40,580)
                                                                       --------
         Total Stockholders' Deficit                                   (176,877)
                                                                       --------
                                                                       $  3,320
                                                                       ========

    The accompanying notes are an integral part of these financial statements

                            Atlantic Industries, Inc.

                             Statement of Operations

        For the Period January 31, 1996 (Inception) to December 31, 1996



REVENUE                                                                $    -0-

GENERAL AND ADMINISTRATIVE EXPENSES                                      26,545
                                                                       --------

LOSS FROM OPERATIONS                                                    (26,545)
                                                                       --------


OTHER INCOME (LOSS)
  Loss of transferred business                                          (14,035)
                                                                       --------

LOSS BEFORE INCOME TAX PROVISION                                        (40,580)

INCOME TAX PROVISION                                                        -0-
                                                                       --------

NET LOSS FOR THE PERIOD                                                $(40,580)
                                                                       ========

LOSS PER SHARE                                                         $  (.324)
                                                                       ========

WEIGHTED AVERAGE NUMBER OF SHARES                                       125,199
                                                                       ========

    The accompanying notes are an integral part of these financial statements

                            Atlantic Industries, Inc.

                       Statement of Stockholders' Deficit

      For the Period from January 31, 1996 (Inception) to December 31, 1996

                              Preferred Stock       Common Stock
                              ---------------       ------------       Additional                    Total
                             Number of            Number of              Paid-in   Accumulated   Stockholders'
                              Shares   Amount      Shares     Amount     Capital     Deficit        Deficit
                              ------   ------      ------     ------     -------     -------        -------
January 31, 1996 Issuance
  of Common Stock                      $              100     $    1    $            $             $       1
Acquired Equity of Little
  Prince Productions Ltd.                       2,499,923     24,999     (331,297)                  (306,298)
Common Stock Issued in
   Payment of Amount Due
   to Shareholder                               1,360,000     13,600      156,400                    170,000
Recapitalization Adjustment                          (100)        (1)           1                          0
Loss for the Period
  January 31, 1996 to
  December 31, 1996                                                                    (40,580)     ( 40,580)
February 12, 1997 Reverse
  Stock Split: 20 for 1
  (See Note 7)                                 (3,666,927)   (36,669)     (36,669)

                             ----------------------------------------------------------------------------------
Balance December 31, 1996       0      $  0       192,996     $1,930    $(138,227)   $ (40,580)    $(176,877)
                             ==================================================================================

    The accompanying notes are an integral part of these financial statements

                            Atlantic Industries, Inc.

                             Statement of Cash Flows

        For the Period January 31, 1996 (Inception) to December 31, 1996


OPERATING ACTIVITIES:
  Net loss                                                           $(  40,580)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Loss on transferred business                                         14,035
    Issuance of common shares for related party services
      (see Note 3)                                                       10,000
    Changes in operating assets and liabilities:
         Increase in accounts payable and accrued expenses               16,544
                                                                      ---------

                  Net Cash Used by Operations                          (      1)
                                                                      ---------

FINANCING ACTIVITIES:
  Issuance of common shares                                                   1
                                                                      ---------

                  Net Cash Provided by Financing Activities                   1
                                                                      ---------

INCREASE IN CASH                                                            -0-

CASH, beginning of period                                                   -0-

CASH, end of period                                                  $      -0-
                                                                     ==========

SUPPLEMENTAL DISCLOSURES:
-------------------------

1. During the year, the Company satisfied $160,000 of a payable to a major shareholder through the issuance of 1,280,000 common shares. The total payable satisfied was $170,000, which included $10,000 for services rendered and which is a component of operating activities (see Note 3).

2. A summary of the assets and liabilities of Little Prince Productions, Ltd. ("Little Prince") that were merged into the Company is as follows:

                  Miscellaneous receivable                         $  8,829
                  Investments                                             1
                  Accounts payable                                    4,017
                  Due to shareholder                                160,491

    The accompanying notes are an integral part of these financial statements

         The $8,829 receivable is from LPPL Corp. ("LPPL"), Little Prince's former subsidiary (see Note 5). This amount has been eliminated against LPPL's payable on the balance sheet.

    The accompanying notes are an integral part of these financial statements

I.       ORGANIZATION AND STOCK ACQUISITION

         Atlantic Industries, Inc. (the "Company") was incorporated under the laws of Colorado on January 31, 1996 for the purpose of having merged into it a public company, Little Prince Productions, Ltd ("Little Prince"), and to continue the real estate activities of Little Prince. Little Prince was organized in New York on April 3, 1980 for the purpose of exploiting certain ancillary and subsidiary rights to the literary work entitled "The Little Prince" by Antoine de Saint-Exupery and to engage in various other aspects of the theatrical production business. On November 16, 1992, Little Prince acquired 100% of the issued common shares of Tyne River Properties plc ("Tyne River"), a company organized in the United Kingdom, in exchange for 11,899,236 (approximately 85%) of the outstanding common shares of Little Prince. Due to the relative size of the companies, Tyne River was deemed the purchaser. For accounting purposes, the acquisition was treated as a recapitalization of Tyne River, with Tyne River as the acquirer (a reverse acquisition). As part of this reverse acquisition, Little Prince's theatrical operations, assets and liabilities were transferred and assigned to its wholly-owned subsidiary, LPPL Corp ("LPPL"), with the intention that LPPL would continue the theatrical activities.

         After the Tyne River acquisition, Little Prince planned to conduct its business operations in three segments. The principal segment was to be Tyne River's proposed real estate acquisition and investment activities, with the theatrical operations constituting a smaller area. The third segment comprised certain real estate development projects and operations owned by Tyne River at the date of acquisition. These operations were intended to be phased out as soon as practicable after the acquisition through the completion and/or disposition of all such projects.

         Little Prince conducted its business in these three segments, however, towards the end of 1993 Tyne River experienced severe cash flow problems which resulted in Tyne River's insolvency by early 1994. Tyne River's condition continued to worsen until Little Prince sold all of its Tyne River shares on March 29, 1994. Following this stock sale, Little Prince continued, although at a minimal level, the theatrical production operations through its subsidiary, LPPL. In an effort to restore the profitability of Little Prince, its board of directors adopted a plan of reorganization which, among other things, called for the merger of Little Prince into the Company. This plan was ratified by a special meeting of Little Prince's Shareholders on February 29, 1996.

         On December 6, 1996, the Company issued 2,499,936 common shares for all the 24,999,236 outstanding common shares of Little Prince. The shares of Little Prince were then cancelled and the separate corporate existence of this company ceased, with the Company surviving to all of Little Prince's assets and liabilities. For accounting purposes, the acquisition is treated as a recapitalization of the Company, with the

                            Atlantic Industries, Inc.

                          Notes to Financial Statements
                                   (continued)


Company as the acquirer. The 2,499,923 shares issued are treated as issued for cash and are shown outstanding for all periods presented in the same manner as for a stock split. The financial statements of the Company reflect its financial position as of December 31, 1996 and its results of operations for the period from January 31, 1996 (inception) to December 31, 1996. Because it is the acquiree for accounting purposes, the results of operations for Little Prince are not included for the period from January 1, 1996 to December 6, 1996, the date of merger. The balance sheet of Little Prince as of December 6, 1996 is merged into the Company's balance sheet at that date. Pro forma financial information for the merger transaction is not presented as, at the date of the transaction, Little Prince was considered a public shell and accordingly, the transaction will not be considered a business combination.

The Company's business plan encompasses its real estate acquisition and investment activities and an expansion into the potential acquisition of service or manufacturing businesses. The Company intends to look for these investments throughout the world. The Company has also decided to discontinue its theatrical productions operations through the disposition of LPPL (see Note 5).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 1996, and reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

         b.       Cash Equivalents

                  The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

         c.       Foreign Currency Translation

                  Balance sheet amounts denominated in foreign currencies are translated into U.S. dollars using the year end rate of exchange, Revenues, income, expenses and losses denominated in foreign currencies are translated at the average exchange rate for the year.

                            Atlantic Industries, Inc.

                          Notes to Financial Statements
                                   (continued)


         d.       Earnings per Share

                  Income per common share is computed on the basis of the weighted average shares of common stock outstanding. At December 31, 1996 this average was 125,199 (see Note 7).

         e.       Assets and Liabilities of Transferred Business

                  The Company reports the disposition of LPPL in accordance with the SEC's SAB Topic 5E, which requires the Company not to recognize the gain on the disposition and to continue to carry the assets and liabilities of LPPL on its balance sheet until it can be reasonably determined that the risks of LPPL's business have been transferred to the purchaser of the LPPL shares. These assets and liabilities are segregated on the balance sheet. Operating losses but not operating income of the divested business are included in the Company's results of operations (see Note 5).

3.       RELATED PARTY TRANSACTIONS

         A major shareholder of the Company has advanced funds to the Company and Little Prince in order to allow the Company and Little Prince to meet their obligations to creditors. The total advance aggregated $170,491 on December 31, 1996 when the Company issued 1,360,000 common shares to the shareholder in satisfaction of $170,000 of the payable. The attorney-in-fact for this shareholder, which is a foundation, is also a director and officer of the Company.

         Included in the $170,491 advance was $10,000 of administrative services provided to the Company. The issuance of 80,000 for these services was based on the fair value of the services received. The charge to the Company is included in general and administrative expenses.

4.       INCOME TAXES

         Income taxes have not been provided due to the Company's operating loss. At December 31, 1996 the Company has a gross deferred tax asset of approximately $662,000, which arises principally from net operating losses. These losses include those of Little Prince to which it succeeded in the merger. A valuation allowance of $662,000 has been recorded, which reduces the asset to $0. An allowance of this amount has been reserved due to the uncertainty of the Company utilizing the losses in the future.

                            Atlantic Industries, Inc.

                          Notes to Financial Statements
                                   (continued)


         The net operating losses, which total approximately $1,949,000, can be used to reduce future federal taxable income, expire as follows:

               Year Ending December 31,                        Loss
               ------------------------                        ----

                         2008                              $1,742,000
                         2009                                  73,000
                         2010                                  74,000
                         2011                                  60,000



         Included in the net operating losses of $1,949,000 is approximately 1,889,000 carried forward from Little Prince under Internal Revenue Code Section 381 and related regulations.

5.       ASSETS  AND  LIABILITIES  OF  BUSINESS  TRANSFERRED  UNDER  CONTRACTUAL
         ARRANGEMENT

         On July 22, 1996, Little Prince sold all of the shares in its 100% owned subsidiary, LPPL. Under the terms of the sales agreement, these shares could revert to the shareholders of Little Prince under certain circumstances. Due to this clause in the agreement, Little Prince is deemed not to have transferred the risks of LPPL's business to the purchaser. In accordance with the SEC's SAB Topic 5E, Little Prince continued to carry the assets and liabilities of LPPL on its balance sheet, and these assets and liabilities were merged into the Company's balance sheet on December 6, 1996, along with the rest of Little
         Prince's assets and liabilities. Little Prince's gain on the disposition of $150,630 is deferred and will be recognized upon the completion of the disposition which, according to the sales agreement, is expected to occur in July 1997. The Company also charges to operations losses incurred by Little Prince subsequent to the sale of the shares. For the period ended December 31, 1996, $14,035 was charged to operations. At December 31, 1996, the following assets and liabilities of LPPL are carried on the Company's balance sheet:

                            Atlantic Industries, Inc.

                          Notes to Financial Statements
                                   (continued)


Cash and cash equivalents                                             $     208
Prepaid expenses                                                            612
Production rights, net of amortization                                    2,500
                                                                      ---------

         Total Assets                                                 $   3,320
                                                                      =========

Accounts payable                                                      $ 159,145
                                                                      ---------

         Total Liabilities                                            $ 159,145
                                                                      =========


6.       AUTHORITATIVE PRONOUNCEMENTS

         In September 1996, the FASB released SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement prescribes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective for transfers and servicing financial assets and extinguishments of liabilities after December 31, 1996. Due to the Company's minimal investment in financial assets, the adoption of SFAS No. 125 is not expected to have a material impact on its financial statements.

7.       SUBSEQUENT EVENTS

         On February 12, 1997, at a special meeting of the shareholders, a resolution was passed to effect a twenty-for-one reverse stock split as of February 13, 1997. The effect of this split is to reduce the issued and outstanding shares to approximately 192,996, and this change is reflected in these financial statements.

                                  EXHIBIT INDEX

         Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have been filed previously and are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

Exhibit No.       Description
-----------       -----------

2.1(1) Agreement and Plan of Merger dated February 9, 1996, between the Company and Atlantic Industries, Inc.

2.2* Certificate of Merger of Little Prince Productions, Ltd., a New York corporation into Atlantic Industries, Inc., a Colorado corporation, dated March 29, 1996, under Section 907 of the New York Business Corporation Law.

2.3* Articles of Merger of Little Prince Productions, Ltd., a New York corporation into Atlantic Industries, Inc., under Section 7-111-107 of the Colorado Business Corporation Act.

3.1* Articles of Incorporation of Atlantic Industries, Inc., as amended

3.2*              Amended and Restated Bylaws of Atlantic Industries, Inc.

4.1 A description of the rights of the Company's shareholders is contained in the Articles of Incorporation, as amended, filed as Exhibit 3.1 and is incorporated herein by reference.

27*               Financial Data Schedule

---------------
*Filed herewith.
(1) Filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K, dated December 31, 1995, which exhibit is incorporated herein by reference.