Form 10QSB
period 1997-03-31
LITTLE PRINCE PRODUCTIONS LTD
filed 1997-05-14
CIK 318958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997.

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

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No ___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 8, 1997, there were 192,996 shares of the issuer's $.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ATLANTIC INDUSTRIES, INC.
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                   (unaudited)


                                                      March 31,  December 31,
                                                        1997         1996
                                                        ----         ----

ASSETS OF BUSINESS TRANSFERRED
UNDER CONTRACTUAL ARRANGEMENT
(net of valuation allowance) .....................   $   3,320    $   3,320
                                                     =========    =========

CURRENT LIABILITIES

Accounts Payable and accrued expenses ............   $  28,586    $  20,561

Due to Shareholder ...............................       7,050          491

Liabilities of business transferred under
  contractual arrangement ........................     159,145      159,145
                                                     ---------    ---------

TOTAL LIABILITIES ................................     194,781      180,797
                                                     ---------    ---------

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value; authorized
10,000,000 shares; 0 shares issued and outstanding

Common stock $.01 par value; authorized
10,000,000 shares; 192,996 shares issued and
outstanding ......................................       1,930        1,930

Paid-in capital ..................................    (138,227)    (138,227)

Accumulated deficit ..............................     (55,164)     (40,580)
                                                     ---------    ---------

Total shareholders' deficit ......................    (191,461)    (176,877)
                                                     ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                               $   3,320    $   3,320
                                                     =========    =========

See Notes to financial statements.

                            ATLANTIC INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 1997 and 1996
                                   (unaudited)


                                           Three Months ended
                                                March 31,
                                                ---------

                                          1997         1996
                                          ----         ----



Net sales ..........................   $      --    $       --

Operating costs ....................     (14,584)           --
                                       ---------    ----------


Loss from continuing operations ....     (14,584)           --

Other income (loss) ................          --            --
                                       ---------    ----------

Loss from continuing operations
before provision for income taxes ..     (14,584)           --

Provision for income taxes .........          --            --
                                       ---------    ----------


NET LOSS ...........................     (14,584)           --
                                       =========    ==========

Loss per share (cents)

- Continuing Operations ............       (0.08)           --

Average number of shares outstanding     192,996            --
                                       =========    ==========

Figures for period to March 31, 1996 are from inception on January 31, 1996.


See Notes to financial statements.

                            ATLANTIC INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 1997
                                   (unaudited)


                                              Three Months ended March 31,
                                              ----------------------------

                                                  1997          1996
                                                  ----          ----

OPERATING ACTIVITIES
Net loss ....................................   $ 14,584    $      --

Adjustments to reconcile net loss to Net Cash
   Provided by Operating Activities:

Change in Operating Assets and Liabilities:
   Accounts Receivable and Other Debtors ....         --           --

Increase/(Decrease) in Liabilities:
   Accounts payable and Accrued Expenses ....      8,025           --
                                                --------    ---------

Total Adjustments ...........................      8,025           --
                                                --------    ---------

NET CASH - OPERATING ACTIVITIES .............     (6,559)          --

FINANCING ACTIVITIES
New short-term loans ........................      6,559           --
Repayment of loans ..........................         --           --
                                                --------    ---------

NET CASH - FINANCING ACTIVITIES .............      6,559           --

NET (DECREASE)/INCREASE IN CASH
  AND CASH EQUIVALENTS ......................         --           --

CASH AND CASH EQUIVALENTS -
  BEGINNING .................................         --           --
                                                --------    ---------

CASH AND CASH EQUIVALENTS - END .............         --           --
                                                ========    =========

Figures for period to March 31, 1996 and from inception on January 31, 1996.

See Notes to financial statements.

                            ATLANTIC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (REVISED AND UNAUDITED)


The balance sheet as of March 31, 1997, the statements of operations for the three months ended March 31, 1996 and 1997, and the statement of cash flows for the three months ended March 31, 1996 and 1997 have been prepared by Registrant without audit in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) which in the opinion of management are necessary for a fair statement of the results for the interim periods.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's Form 10-KSB for the year ended December 31, 1996.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

         A Shareholders' deficit of $191,461 existed at March 31, 1997. Of this total $164,665 derives from the agreement entered into on July 22, 1996 when Little Prince Productions, Ltd. ("Little Prince") transferred all of its shares in its wholly owned subsidiary LPPL Corp. ("LPPL"). Under the terms of the agreement, in certain circumstances it would be possible for the shares transferred to revert to the then shareholders of Little Prince. Due to this, Little Prince is deemed not yet to have transferred the risks of LPPL's business to the purchaser. In accordance with the Securities and Exchange Commission's (the "SEC") SAB Topic 5E the assets and liabilities of LPPL's business remain merged on the balance sheet of the Company and the gain on the disposal of LPPL of $164,665 is deferred until completion of the disposition occurs, which is expected in July 1997.

RESULTS OF OPERATIONS

         Costs in the quarter to March 31, 1997 primarily related to audit, accounting and legal costs related to the preparation and filing of various reports required by the SEC.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

         The Company remains determined to acquire through the issuance of additional shares a suitable business or businesses and/or obtain additional funds through the sale of common stock in public or private transactions. Pending completion of such a transaction the Company has no revenue and accordingly in the short term is dependent on continued loans from a major shareholder.

         Registrant had no material commitments for capital expenditure at either March 31, 1997 or at December 31, 1996.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits filed herewith:  None

         (b)      Forms 8-K filed in quarter:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ATLANTIC INDUSTRIES, INC.


Dated: May 8, 1997              By   /s/ P.N. Chapman
                                   ---------------------------------------------
                                      P. N. Chapman, Chief Financial Officer,
                                      duly authorized to sign this report on its
                                      behalf