Form 10QSB
period 1997-06-30
LITTLE PRINCE PRODUCTIONS LTD
filed 1997-08-14
CIK 318958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997.

                          Commission File Number 0-9455

                            ATLANTIC INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

           Colorado                          13-3045713
-------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


       38 South Audley Street
       Mayfair, London, England                    W1Y 5DH
----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code:  (011 44 171) 629-7617

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 5, 1997, there were 192,996 shares of the issuer's $.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ATLANTIC INDUSTRIES, INC.
                                  BALANCE SHEET
                       June 30, 1997 and December 31, 1996
                                   (unaudited)


                                                      June 30,    December 31,
                                                        1997          1996
                                                        ----          ----

ASSETS OF BUSINESS TRANSFERRED
UNDER CONTRACTUAL ARRANGEMENT
(net of valuation allowance) .....................   $   3,320    $   3,320
                                                     =========    =========

CURRENT LIABILITIES

Accounts Payable and accrued expenses ............   $  33,009    $  20,561

Due to Shareholder ...............................       9,550          491

Liabilities of business transferred under
  contractual arrangement ........................     159,145      159,145
                                                     ---------    ---------

TOTAL LIABILITIES ................................     201,704      180,797
                                                     ---------    ---------

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value; authorized
10,000,000 shares; 0 shares issued and outstanding

Common stock $.01 par value; authorized
40,000,000 shares; 192,996 shares issued and
outstanding ......................................       1,930        1,930

Paid-in capital ..................................    (138,227)    (138,227)

Accumulated deficit ..............................     (62,087)     (40,580)
                                                     ---------    ---------


Total shareholders' deficit ......................    (198,384)    (176,877)
                                                     ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY ...........................................   $   3,320    $   3,320
                                                     =========    =========


See Notes to financial statements.


                            ATLANTIC INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 1997 and 1996
                                   (unaudited)

                                        Three Months ended         Six Months ended
                                             June 30,                  June 30,
                                        ------------------       ------------------
                                        1997         1996        1997         1996
                                        ----         ----        ----         ----



Net sales .......................   $    --      $     --     $    --      $     --

Operating costs .................      (6,923)         --       (21,507)         --
                                    ---------    ----------   ---------    ----------


Loss from continuing operations .      (6,923)         --       (21,507)         --

Other income (loss) .............        --            --          --            --
                                    ---------    ----------   ---------    ----------

Loss from continuing operations
before provision for income taxes      (6,923)         --       (21,507)         --

Provision for income taxes ......        --            --          --            --
                                    ---------    ----------   ---------    ----------

NET LOSS ........................      (6,923)         --       (21,507)         --
                                    =========    ==========   =========    ==========

Loss per share (cents) ..........       (0.04)         --         (0.11)         --

Average number of shares
outstanding .....................     192,996          --       192,996          --
                                    =========    ==========   =========    ==========

Figures for period to June 30, 1996 are from inception on January 31, 1996.

See Notes to financial statements.


                            ATLANTIC INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
        For the Three Months and Six Months Ended June 30, 1997 and 1996
                                   (unaudited)

                                                          Three Months            Six Months
                                                         ended June 30,          ended June 30,
                                                       ------------------      ----------------

                                                       1997        1996        1997        1996
                                                       ----        ----        ----        ----

OPERATING ACTIVITIES
Net loss ...........................................$ (6,923)   $    --     $(21,507)   $    --

Adjustments to reconcile net loss to Net Cash
Provided by Operating Activities:

Change in Operating Assets and Liabilities:
   Accounts Receivable and Other Debtors ...........    --           --         --           --

Increase/(Decrease) in Liabilities:
   Accounts payable and Accrued Expenses ...........   4,423         --       12,448         --
                                                    --------    ---------   --------    ---------

Total Adjustments ..................................   4,423         --       12,448         --
                                                    --------    ---------   --------    ---------

NET CASH - OPERATING ACTIVITIES ....................  (2,500)        --       (9,059)        --

FINANCING ACTIVITIES
New short-term loans ...............................   2,500         --        9,059         --
Repayment of loans .................................    --           --         --           --
                                                    --------    ---------   --------    ---------

NET CASH - FINANCING ACTIVITIES ....................   2,500         --        9,059         --

NET (DECREASE)/INCREASE IN CASH
  AND CASH EQUIVALENTS .............................    --           --         --           --

CASH AND CASH EQUIVALENTS -
  BEGINNING ........................................    --           --         --           --
                                                    --------    ---------   --------    ---------

CASH AND CASH EQUIVALENTS - END ....................    --           --         --           --
                                                    ========    =========   ========    =========

Figures for period to June 30, 1996 and from inception on January 31, 1996.

See Notes to financial statements.

                            ATLANTIC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (REVISED AND UNAUDITED)


     The balance sheet as of June 30, 1997, the statements of operations for the three months and six months ended June 30, 1996 and 1997, and the statement of cash flows for the three months and six months ended June 30, 1996 and 1997 have been prepared by Registrant without audit in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) which in the opinion of management are necessary for a fair statement of the results for the interim periods.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's Form 10-KSB for the year ended December 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

     A Shareholders' deficit of $198,384 existed at June 30, 1997. Of this total $164,665 derives from the agreement entered into on July 22, 1996 when Little Prince Productions, Ltd. ("Little Prince") transferred all of its shares in its wholly owned subsidiary LPPL Corp. ("LPPL"). Under the terms of the agreement, in certain circumstances it would be possible for the shares transferred to revert to the then shareholders of Little Prince. Due to this, Little Prince is deemed not yet to have transferred the risks of LPPL's business to the purchaser. In accordance with the Securities and Exchange Commission's (the "SEC") SAB Topic 5E the assets and liabilities of LPPL's business remain merged on the balance sheet of the Company at June 30, 1997 and the gain on the disposal of LPPL of $164,665 has been deferred until after July 22, 1997, the date completion of the disposition occurred.

RESULTS OF OPERATIONS

     Costs in the quarter to June 30, 1997 primarily related to audit, accounting and legal costs related to the preparation and filing of various reports required by the SEC.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

     The Company remains determined to acquire through the issuance of additional shares a suitable business or businesses and/or obtain additional funds through the sale of common stock in public or private transactions. Pending completion of such a transaction, the Company has no revenue and accordingly in the short term is dependent on continued loans from a major shareholder.

     Registrant had no material commitments for capital expenditure at either June 30, 1997 or at December 31, 1996.

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

                                    ATLANTIC INDUSTRIES, INC.


Dated: August 13, 1997              By   /s/ P. N. Chapman
                                         ---------------------------------------
                                         P. N. Chapman, Chief Financial Officer,
                                         duly  authorized to sign this report on
                                         its behalf