Form 10QSB
period 1997-09-30
LITTLE PRINCE PRODUCTIONS LTD
filed 1997-11-14
CIK 318958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997.

                          Commission File Number 0-9455

                            ATLANTIC INDUSTRIES, INC.
                 ----------------------------------------------
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No ___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 1997, there were 192,996 shares of the issuer's $.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ATLANTIC INDUSTRIES, INC.
                                  BALANCE SHEET
                    September 30, 1997 and December 31, 1996
                                   (unaudited)


                                                   September 30,  December 31,
                                                       1997           1996
                                                       ----           ----

ASSETS OF BUSINESS TRANSFERRED
UNDER CONTRACTUAL ARRANGEMENT
(net of valuation allowance)                         $    --      $   3,320
                                                     =========    =========

CURRENT LIABILITIES

Accounts Payable and accrued expenses                $   8,549    $  20,561

Due to Shareholder                                      38,082          491

Liabilities of business transferred under
  contractual arrangement                                 --        159,145
                                                     ---------    ---------
TOTAL LIABILITIES                                       46,631      180,797
                                                     ---------    ---------

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value; authorized
10,000,000 shares; 0 shares issued and outstanding

Common stock $.01 par value; authorized
40,000,000 shares; 192,996 shares issued and
outstanding                                              1,930        1,930

Paid-in capital                                         17,598     (138,227)

Accumulated deficit                                    (60,159)     (40,580)
                                                     ---------    ---------

Total shareholders' deficit                            (46,631)    (176,877)
                                                     ---------    ---------


TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                               $       0    $   3,320
                                                     =========    =========

See Notes to financial statements.

                            ATLANTIC INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
        For the Three Months and Nine Months Ended June 30, 1997 and 1996
                                   (unaudited)

                                      Three Months ended        Nine Months ended
                                        September 30,             September 30,
                                     -------------------        -----------------
                                     1997           1996        1997         1996
                                     ----           ----        ----         ----

Net sales                           $    --      $     --     $    --      $     --

Operating costs                        (4,072)         --       (25,579)         --
                                    ---------    ----------   ---------    ----------


Loss from continuing operations        (4,072)         --       (25,579)         --

Other income (loss)                      --            --          --            --
                                    ---------    ----------   ---------    ----------


Loss from continuing operations
before provision for income taxes      (4,072)         --       (25,579)         --

Provision for income taxes               --            --          --            --
                                    ---------    ----------   ---------    ----------

NET LOSS                               (4,072)         --       (25,579)         --
                                    =========    ==========   =========    ==========


Loss per share (cents)                  (0.02)         --         (0.13)         --

Average number of shares
outstanding                           192,996          --       192,996          --
                                    =========    ==========   =========    ==========

Figures for period to September 30, 1996 are from inception on January 31, 1996.

See Notes to financial statements.

                            ATLANTIC INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
        For the Three Months and Nine Months Ended June 30, 1997 and 1996
                                   (unaudited)

                                                     Three Months           Nine Months
                                                    ended Sept. 30,       ended Sept. 30,
                                                   ----------------       ----------------
                                                   1997        1996       1997        1996
                                                   ----        ----       ----        ----

OPERATING ACTIVITIES
Net loss                                         $(4,072)   $    --     $(25,579)   $    --

Adjustments to reconcile net loss to Net Cash
   Provided by Operating Activities:

Change in Operating Assets and Liabilities:
   Accounts Receivable and Other Debtors            --           --         --           --

Increase/(Decrease) in Liabilities:
   Accounts payable and Accrued Expenses         (24,460)        --      (12,012)        --
                                                --------    ---------   --------    ---------

Total Adjustments                                (24,460)        --      (12,012)        --
                                                --------    ---------   --------    ---------

NET CASH - OPERATING ACTIVITIES                  (28,532)        --      (37,591)        --

FINANCING ACTIVITIES
New short-term loans                              28,532         --      (37,591)        --
Repayment of loans                                  --           --         --           --
                                                --------    ---------   --------    ---------

NET CASH - FINANCING ACTIVITIES                   28,532         --      (37,591)        --

NET (DECREASE)/INCREASE IN CASH
  AND CASH EQUIVALENTS                              --           --         --           --

CASH AND CASH EQUIVALENTS -
  BEGINNING                                         --           --         --           --
                                                --------    ---------   --------    ---------

CASH AND CASH EQUIVALENTS - END                     --           --         --           --
                                                ========    =========   ========    =========

Figures for period to September 30, 1996 are from inception on January 31, 1996.

See Notes to financial statements.

                            ATLANTIC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (REVISED AND UNAUDITED)

         The balance sheet as of September 30, 1997, the statements of operations for the three months and nine months ended September 30, 1996 and 1997, and the statement of cash flows for the three months and nine months ended September 30, 1996 and 1997 have been prepared by Registrant without audit in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) which in the opinion of management are necessary for a fair statement of the results for the interim periods.

         It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's Form 10-KSB for the year ended December 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

     A Shareholders' deficit of $198,384 existed at June 30, 1997. Of this total $155,825 derived from the agreement entered into on July 22, 1996 when Little Prince transferred all of its shares in its wholly owned subsidiary LPPL. Under the terms of the agreement, in certain circumstances it would be possible for the shares transferred to revert to the then shareholders of Little Prince at any time up to July 22, 1997 and therefore, in accordance with the SEC's SAB topic 5E, the assets and liabilities of LPPL's business remained merged on the balance sheet of the Company at June 30, 1997 and the gain on the disposal of LPPL deferred until after July 22, 1997, when completion of the disposition was anticipated. As expected, the shares referred to above did not revert to the then shareholders of Little Prince and, accordingly, a surplus of $155,825 arose on completion of the disposal. As advised by the company's auditors the accounting treatment adopted in respect of this surplus has been to credit the surplus directly to the company's paid-in capital on the basis that this surplus does not reflect the culminations of an earnings process and should not be included within the company's income statement.

         The effect of the above, together with operating costs incurred in the quarter to September 30, 1997 results in a cumulative deficit on shareholders funds of $46,631.

RESULTS OF OPERATIONS

         Costs in the quarter to September 30, 1997 primarily related to audit, accounting and legal costs related to the preparation and filing of various reports required by the SEC.

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

         Registrant had no material commitments for capital expenditure at either September 30, 1997 or at December 31, 1996.

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

                                   ATLANTIC INDUSTRIES, INC.


Dated: November 14, 1997           By   /s/ P. N. Chapman
                                      ------------------------------------------
                                      P. N. Chapman, Chief Financial Officer,
                                      duly authorized to sign this report on its
                                      behalf