Form 10KSB
period 1997-12-31
LITTLE PRINCE PRODUCTIONS LTD
filed 1998-03-26
CIK 318958

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                          Commission File Number 0-9455

                            ATLANTIC INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

         Colorado                                 13-3045713
-------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

     38 South Audley Street
    Mayfair, London, England                           W1Y 5DH
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:  (44171) 629-7617

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common stock, $.01 par value
                          ----------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the year ended December 31, 1997: $-0-.

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 10, 1998 was $922.52.

         The number of shares of the Company's $.01 par value common stock outstanding as of March 10, 1998 was 193,127.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format   Yes ______    No   [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Little Prince Productions, Ltd. ("Little Prince"), the predecessor company to the registrant, was incorporated on April 3, 1980 pursuant to the laws of the State of New York. Little Prince was originally formed to pursue certain ancillary and subsidiary rights to the literary work entitled "The Little Prince." Subsequent to its organization Little Prince changed its business focus. See "-Background of Company's Operations" below. As used in this report the term "Company" refers to Little Prince prior to December 6, 1996 and to Atlantic (as defined below) as of and subsequent to December 6, 1996.

         On February 29, 1996, the Company held a Special Meeting of Shareholders (the "Meeting"). At the Meeting the Company's shareholders, by an affirmative vote of approximately 76% of the total shares outstanding, adopted the following proposals: (i) a change in the Company's state of incorporation from New York to Colorado by means of a merger (the "Merger") of Little Prince into Atlantic Industries, Inc., ("Atlantic") a Colorado corporation organized on January 31, 1996, which was wholly owned by Little Prince at the time of the Merger; (ii) approval of the terms of the merger agreement which provided for, among other things, a 10 for 1 reverse stock split and an increase in the number of authorized shares of the Company after the Merger to 50,000,000; and (iii) consented and authorized the Board of Directors (the "Board"), at the Board's discretion, to (a) sell the Company's interest in the common stock of its wholly owned subsidiary, LPPL Corp., to an independent third-party or (b) vote to dissolve LPPL Corp. On December 6, 1996, the Merger became effective (the "Effective Date"). By operation of law on the Effective Date, all assets, property, rights, liabilities and obligations of Little Prince were transferred to and assumed by the Company. The principal effect of the Merger was to (i) change the law applicable to the Company's corporate affairs from the New York Business Corporation Law to the Colorado Business Corporation Act, (ii) reduce the number of shares of the Company's $.01 par value common stock (the "Shares" or the "Common Stock") issued and outstanding, and (iii) increase the number of Shares authorized for issuance.

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

SALE OF LPPL CORP.

     Pursuant to the authority granted to it by the shareholders at the Meeting, on July 22, 1996 the Board authorized the sale of its ownership interest in all of the issued and outstanding capital stock of LPPL Corp. (the "LPPL Shares") to Frances Katz Levine pursuant to that certain Stock Purchase Agreement (the "Agreement") dated July 22, 1996. As consideration for the LPPL Shares, the Company received $10 and Ms. Levine's agreement to use her best efforts to effect and complete by July 21, 1997, at no cost to the Company, the reincorporation of LPPL Corp. under the laws of the State of Delaware. Simultaneously therewith, Ms. Levine agreed to increase the number of shares of authorized capital stock of LPPL Corp. and distribute the shares of common stock of LPPL Corp. to the shareholders of the Company as of July 22, 1996 at a ratio of one LPPL Share for every one share of Common Stock of the Company (or such other ratio as required by the attendant circumstances) in accordance with the requirements of all applicable federal and state securities laws and regulations. In the event Ms. Levine failed to complete the above actions by July 21, 1997, the Agreement required Ms. Levine to immediately take all steps necessary to dissolve LPPL Corp. and deliver any assets remaining after dissolution, if any, to the Company. Ms. Levine did fail to complete the above actions by July 21, 1997. Accordingly, the Company recognized a gain on the disposition of LPPL Corp. of $155,825 on such date.

DEVELOPMENTS SUBSEQUENT TO DECEMBER 31, 1996

         On February 12, 1997 the Company held a Special Meeting of Shareholders (the "1997 Meeting"). At the 1997 Meeting the Company's shareholders adopted, by an affirmative vote of approximately 74% of the total Shares outstanding, a proposal to effect a reverse stock split of up to twenty-for-one of the presently issued and outstanding shares of Common Stock. At the 1997 Meeting, shareholders owning (i) 2,853,588 (74%) shares of Common Stock voted for the proposal, (ii) 210 shares of Common Stock voted against the proposal, and (iii) 140 shares of Common Stock abstained. The proposal as adopted allowed the Board to abandon the reverse stock split or to reduce the ratio of the split to something less than twenty-for-one at any time after the 1997 Meeting and prior to February 12, 1998 if the Board determined, in its sole discretion, that the reverse stock split would not be in the best interests of the Company or that a different ratio (but not greater than twenty-for-one) would be in the best interest of the Company.

         On February 13, 1997, the Company filed an amendment to its Articles of Incorporation making effective a twenty-for-one reverse stock split. The filing of the amendment resulted in a decrease in the number of outstanding Shares to approximately 193,127 and, since the number of Shares available for issuance remained at 40,000,000, increased the number of Shares available for issuance from approximately 36,140,077 to 39,806,873.

THE COMPANY'S BUSINESS PLAN

         The Company's current focus is on acquiring service or manufacturing businesses, as well as developing, selling, leasing and managing real estate in the United Kingdom, the United States and other countries. The Company has expanded its business plan to encompass the potential acquisition of service or manufacturing businesses, as well as commercial real estate properties for equity in the Company.

     The Company's current acquisition strategy involves the possibility of acquiring, in exchange for the Capital Stock, existing businesses that management believes will offer the opportunity of sound sustainable earnings with the potential for growth. Such acquisitions may result in the merger of another corporation into the Company in return for the Capital Stock of the Company. As of the date hereof, no such acquisitions have been made nor are any contemplated in the near future. See "Description of Property" for a description of the Company's investment strategies.

COMPETITION

         Management believes that the Company may face competition for the most attractive real estate investment opportunities or business acquisition opportunities from other investors. Other investors, substantially all of whom have greater resources than the Company, are in the market for real estate investments and business acquisitions and present intense competition due to their being considerably better established and larger than the Company in total assets and resources. There cannot be any assurance that the Company will, in fact, be able to raise equity capital on terms favorable to it or at times necessary to enable it to take advantage of attractive investment opportunities against potential competitors.

PERSONNEL

         During the fiscal year ended December 31, 1997, the Company had no employees other than its two executive officers.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company does not own or lease any property. The executive offices of the Company have been maintained at the office of Mr. Kirby at 38 South Audley Street, Mayfair, London, England W1Y 5DH. The Company has no ownership interest in such property, has no formal lease or agreement with respect to its office facilities and pays no rent or other remuneration for the use thereof.

NATURE OF INVESTMENTS/INVESTMENT STRATEGY

         Currently, the Company has no investments of any type. Further, the Company does not intend to seek investments that involve a high degree of dependence on specialized skills or market conditions or which will be at risk from rapid changes in market conditions or from technological change. All potential acquisitions will be analyzed in depth by the executive officers of the Company and approved by the Board. Advice from independent advisors will be sought as deemed appropriate by the executive officers.

     In evaluating potential investments, the Company will consider, among other factors: (a) the current anticipated cash flows and their ability to meet operational needs and provide a competitive market return on the equity invested; (b) the potential for capital appreciation;

(c) the geographical area and location of the business or property (which business or property may be located in the United Kingdom, the United States or elsewhere); (d) the ability to increase cash flow through a capable management;
(e) the capability of existing management; (f) the market positions and relative strengths of the business related to its competitors; (g) the general economic growth and tax and regulatory environment of the communities in which the business operates; and (h) the prospects for liquidity, through sale, financing or refinancing.

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

         In accordance with their fiduciary duties to the Company and its shareholders, the Board may determine that a change from the Company's current investment strategies and policies is in the best interest of the Company and its shareholders and shareholder approval will not be necessary for a change in the Company's investment policies. Although the Company currently does not anticipate such a change, should the Board deem it advisable, changes will be made. Alternative methods of financing, which could be adopted by the Board in the future, could include the issuance, in public or private transactions, of up to 10,000,000 shares of Preferred Stock in addition to short, intermediate or long-term borrowings, on a secured or unsecured basis. Such borrowings could be in the form of bank borrowings, including unsecured borrowings or borrowings secured on the Company's then existing assets and/or assets being acquired with borrowed funds. Borrowings could also be made by the Company by way of the issuance of senior or subordinated notes or debentures, including notes or debentures convertible into shares of Common Stock. The Company may also combine any of the above financing methods.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1997, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         The Common Stock is currently traded on the over-the-counter market under the symbol "ACDX". Between May 22, 1993 and March 27, 1997, the Company, or its predecessor, traded on the OTC Bulletin Board under the symbol "LTLP." Prior to May 22, 1992, the Company, or its predecessor, was quoted on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ"). Because the Company did not meet the revised financial criteria for continued inclusion in NASDAQ, it was delisted therefrom, effective May 22, 1992. Currently, the Common Stock is neither listed on NASDAQ nor quoted on the OTC Bulletin Board. The Company has been advised by NASDAQ that no dealer has submitted bid prices for the Common Stock since August, 1995.

         On December 31, 1996, the Company authorized the issuance of 1,360,000 shares of Common Stock to the Patchouli Foundation ("Patchouli") in payment for loans made by the Patchouli Foundation to the Company. Pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), the issuance of the 1,360,000 shares was exempt from the registration requirements of the Act. See "Certain Relationships and Related Transactions."

         As of March 10, 1998, there were 324 record holders of the Common Stock. The Company has not declared or paid any form of dividends on the Common Stock during the last two fiscal years and does not contemplate declaring or paying any dividends on the Common Stock in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

         The statements contained herein, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those, among others, discussed below and under "Description of Business-THE COMPANY'S BUSINESS PLAN," "-COMPETITION" and "Description of Property-NATURE OF INVESTMENTS/INVESTMENT STRATEGY." Any forward looking statement or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

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

         During the fiscal year ended December 31, 1997, the Company was largely inactive except for administrative activities in connection with the preparation and filing of periodic reports required under the Securities Exchange Act of 1934, as amended. All filings are now up to date. The majority of the operating costs of approximately $24,398 incurred during the 1997 fiscal year, related to the audit, accounting, secretarial and legal costs associated with the preparation of the aforementioned documentation.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the sale of LPPL Corp., the Company currently has no income producing assets. The Company is dependent in the short term on continued loans from Patchouli. As stated above, the Company intends to acquire through the issuance of additional shares of Capital Stock a suitable business or businesses and/or to obtain additional funds through the sale of Common Stock or Preferred Stock in public or private transactions. The Company's investment strategy is set forth under "Description of Property-NATURE OF INVESTMENTS/INVESTMENT STRATEGY."

         After the merger of Little Prince into the Company, the Board believed that its ability to acquire suitable income producing properties was still limited by the number of Shares outstanding at the end of the Company's fiscal year. For example, an arbitrarily assigned value of $5.00 per share for purposes of conducting a reverse acquisition would indicate that the Company had a capitalization of $20 million, with the current number of shares then outstanding. Because the Shares are currently of minimal value, the person selling the business in return for shares would recognize a substantial dilution in the value of the shares such person received. Under the same scenario, after giving effect to a reverse stock split of twenty-for- one, the Company's hypothetical capitalization would decrease to approximately $1 million and the person selling the business would recognize a less substantial dilution in the value of its shares. Although, the above example is hypothetical and meant only for illustrative purposes to reflect the difficulties the Company faced in attempting to locate a viable business or assets to acquire, the Company believed that the twenty-for-one reverse stock split that became effective on February 13, 1997, would enhance the Company's ability to enter into potential acquisitions in the future.

           The Company cannot provide any assurances that the reverse stock spit will enable it to acquire a suitable business, businesses or assets in the future. In addition, the Company cannot provide any assurance as to the value per share a person interested in selling its business or assets in exchange for shares would demand or accept.

         The Company had no material commitments for capital expenditure for the period ended December 31, 1997.

         Because  the  Company  currently  has  no  operations,   it  cannot  be
determined what, if any, effect the "Year 2000" issues will have on the operations of the Company and no such determination has been made.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS DURING THE YEAR ENDED DECEMBER 31, 1997.

The table below sets forth the persons who were the directors and executive officers of the Company during the year ended December 31, 1997 together with their respective ages, their respective dates of service, the year in which each was first elected or appointed an officer or director, and any other office in the Company held by each such person. All persons who served as officers of the Company during this period also served as executive officers.

                                                        Officer and Director
                                                    ----------------------------
 Name of Director    Other Offices Held       Age      From                To
 ----------------    ------------------       ---      ----                --
Adrian P. Kirby     Chief Executive Office,    39   October 1, 1994      Present
                    Chairman, President
Peter N. Chapman    Treasurer, Secretary       42   November 16, 1992    Present

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

         ADRIAN P. KIRBY has been the President, Chief Executive Officer and Chairman of the Board of Directors of the Company since October 1, 1994. He was a founder and is a major shareholder of Atlantic Properties, Ltd., and has served as a Director and as Treasurer of such corporation since its inception on February 15, 1995. In 1993, Mr. Kirby founded The Riparian Group, consisting of Riparian Securities, Ltd., Riparian Investments, Ltd. and Riparian Properties, Ltd. Mr. Kirby served as the Chairman of all of the constituent corporations of the Riparian Group until his resignation therefrom in March of 1995. In 1984, Mr. Kirby incorporated Guardacre Investments Limited, and subsequently, Guardacre Securities and

Guardacre Properties Limited. Collectively, these corporations were known as the "Guardacre Group." From 1984 through November 1993, Mr. Kirby was the Chief Executive Officer of the Guardacre Group.

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

         Based on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

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

         The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities to the Company for the years ended December 31, 1997, 1996 and 1995 by the Company's chief executive officer. None of the Company's executive officers received or accrued annual compensation in excess of $100,000 in any of such years. All of the Company's current executive officers have agreed to render services to the Company solely for the purpose of enhancing the value of their shareholdings in the Company, until such time as the Company has the financial resources available to compensate such persons for their services.

                                         SUMMARY COMPENSATION TABLE

                                                                                                                         All
                                                              Other           Restricted     Securities                  Other
                                                              Annual          Stock          Underlying     LTIP         Compensa-
              Principal                Salary      Bonus      Compensa-       Award(s)       Options/       Payouts      tion
Name          Position       Year      ($)         ($)        tion ($)        ($)            SARs(#)        ($)           ($)
------------------------------------------------------------------------------------------------------------------------------------

Adrian P.     President      1995      $-0-        $-0-       $-0-            $-0-           $-0-           $-0-         $-0-
Kirby(1)      and Chief      1996       -0-         -0-        -0-(2)          -0-            -0-            -0-          -0-
              Executive      1997       -0-         -0-        -0-             -0-            -0-            -0-          -0-
              Officer

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

EMPLOYMENT AGREEMENTS

         The Company has not entered into an employment contract or similar arrangements with any executive officer.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of outstanding Common Stock as of March 10, 1998, by (i) each person known by the Company to own beneficially five percent or more of the outstanding shares of Common Stock, (ii) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (iii) all directors and executive officers of the Company as a group.

       Name and Address            Amount and Nature of
      of Beneficial Owner          Beneficial Ownership      Percent of Class**
      -------------------          --------------------      ------------------

Patchouli Foundation                          99,250(1)              51.4%
c/o Hans Zum Elefant
Kirchgasse 3/5
 Postfach 8024
Zurich

Adrian P. Kirby, Chairman of the              99,250(1)              51.4
Board, CEO and President
38 South Audley Street
Mayfair, London
England W1Y 5DH

Terence G. Galgey                             11,250                  5.8
c/o Daniel Stewart & Co.
27 John Adam Street
London, England WC2N 6HX

Peter N. Chapman, Director, CFO                1,625                    *
and Secretary
38 South Audley Street
Mayfair, London
England W1Y 5DH
                                             100,875                 52.2
All executive officers and directors
as a group (2 persons).

------------------
(1) Includes 99,202 Shares beneficially owned by the Patchouli Foundation. Mr. Kirby may be deemed to be a beneficial owner of such shares through the investment and voting powers which Mr. Kirby has over such shares through his position as attorney-in-fact for the administrator of the Patchouli Foundation.
* Indicates less than 1% beneficial ownership
**Calculated on the basis of 193,127 Shares outstanding on March 10, 1998

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

RELATIONSHIP BETWEEN THE COMPANY AND ATLANTIC PROPERTIES, LTD.

     On February 15, 1995, the Company's current officers and directors, founded Atlantic Properties, Ltd., a Delaware corporation, for the purpose of engaging in business of acquiring, developing, re-developing, owning, selling, leasing and managing residential leisure and other types of real estate properties. In consideration of the services rendered and unreimbursed expenses incurred in connection with its organization, Atlantic Properties, Ltd. issued 105,000 shares, constituting approximately 2.5% of its total issued and outstanding common stock to the Company. On March 30, 1995, Atlantic Properties, Ltd. filed a registration statement on Form S-11 with the Securities and Exchange Commission (SEC File No. 33-90790), which was declared effective on November 11, 1995. The 105,000 shares owned by the Company were included therein to be registered under the Securities Act of 1933, as amended, for distribution, on a pro rata basis, to the holders of Company's common stock of record, on a date to be determined, at the rate of one share of common stock for every two hundred thirty-eight (238) shares of the Company's Common Stock, without any Consideration being paid by such shareholders. Notwithstanding the foregoing, any person who holds Shares of the Company as of the initial record date in an amount of less than two hundred thirty-eight (238) will receive one share of Atlantic Properties, Ltd. common stock. As of March 26, 1998, no such distribution of shares of Atlantic Properties, Ltd. has been made to the shareholders of the Company.

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

    FINANCIAL STATEMENTS. See Index to Financial Statements on page F-1 of this Report.

    EXHIBITS. Exhibits filed as part of this report are as follows (for electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule):

Exhibit No.                Description
-----------                -----------

2.1(1) Agreement and Plan of Merger dated February 9, 1996, between Little Prince Productions, Ltd. and Atlantic Industries, Inc.

2.2(2) Certificate of Merger of Little Prince Productions, Ltd., a New York corporation into Atlantic Industries, Inc., a Colorado corporation, dated March 29, 1996, under Section 907 of the New York Business Corporation Law.

2.3(2) Articles of Merger of Little Prince Productions, Ltd., a New York corporation into Atlantic Industries, Inc., under Section 7-111-107 of the Colorado Business Corporation Act.

2.4(3) Stock Purchase Agreement dated as of July 22, 1996 between the Company and Frances Katz Levine.

3.1(2)      Articles of Incorporation of Atlantic Industries, Inc., as amended

3.2(2)      Amended and Restated Bylaws of Atlantic Industries, Inc.

27*         Financial Data Schedule
---------------
*Filed herewith.
(1) Filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K, dated December 31, 1995, which exhibit is incorporated herein by reference.
(2) Filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB, dated December 31, 1996, which exhibit is incorporated herein by reference.
(3) Filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB, dated June 30, 1996, which exhibit is incorporated herein by reference.

    (B)  REPORTS ON FORM 8-K

     The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered hereby.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ATLANTIC INDUSTRIES, INC.


March 26, 1998                       By /s/ Adrian P. Kirby
                                        ----------------------------------------
                                        ADRIAN P. KIRBY, Chairman of the
                                        Board, Chief Executive Officer and
                                        President

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



March 26, 1998                       By /s/ Adrian P. Kirby
                                        ----------------------------------------
                                        ADRIAN P. KIRBY, Chairman of the
                                        Board, Chief Executive Officer and
                                        President



March 26, 1998                        By /s/ Peter N. Chapman
                                         ---------------------------------------
                                         PETER N. CHAPMAN, Director, Treasurer
                                         and Secretary, Principal Financial and
                                         Accounting Officer

                            ATLANTIC INDUSTRIES, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent Auditor's Report.................................................F-2

Financial Statements:

    Balance Sheet as of December 31, 1997....................................F-3

    Statements of  Operations  and  Accumulated  Deficit for the year ended
             December 31, 1997 and  for  the period  from  January 31, 1996
             (inception) to December 31, 1996................................F-4

    Statement of Stockholders' Deficit for the period from January 31, 1996
             (inception) to December 31, 1997................................F-5

    Statements of Cash Flows for the year ended  December  31, 1997 and for the period from  January 31, 1996  (inception) to December 31,
             1996............................................................F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITOR'S REPORT


The Directors and Shareholders
Atlantic Industries, Inc.

We have audited the balance sheet of Atlantic Industries, Inc. as of December 31, 1997, and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 1997 and for the period from January 31, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Industries, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the year ended December 31, 1997 and for the period from January 31, 1996 (inception) to December 31, 1996 in conformity with generally accepted accounting principles.


New York, New York                           /s/ Moore Stephens, P.C.
February 19, 1998

                            ATLANTIC INDUSTRIES, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1997

                                     ASSETS

TOTAL ASSETS                                                     $      -0-
                                                                  ---------
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                               4,000
  Due to shareholder                                                 41,450
                                                                  ---------
         Total Current Liabilities                                   45,450
                                                                  ---------
STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value; authorized -
    10,000,000  shares;  issued and
    outstanding - 0 shares
  Common stock, $.01 par value; authorized -
    40,000,000 shares; 193,127 shares issued
    and outstanding                                                   1,931
  Additional paid-in capital                                       (138,228)
  Retained earnings                                                  90,847
                                                                  ---------
         Total Stockholders' Deficit                                (45,450)
                                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $      -0-
                                                                  =========

   The accompanying notes are an integral part of these financial statements.

                            ATLANTIC INDUSTRIES, INC.

                            STATEMENTS OF OPERATIONS

                                                         For the period from
                             For the year ended     January 31, 1996 (inception)
                              December 31, 1997          to December 31, 1996
                              -----------------          --------------------



REVENUE                          $     -0-                      $     -0-

GENERAL AND ADMINISTRATIVE
  EXPENSES                         (24,398)                       (26,545)
                                   -------                        -------

LOSS FROM OPERATIONS               (24,398)                       (26,545)
                                   -------                        -------


OTHER INCOME (LOSS)
  Loss of transferred business         -0-                        (14,035)
                                   -------                        -------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX PROVISION      (24,398)                       (40,580)

INCOME TAX PROVISION                   -0-                            -0-
                                   -------                        -------

LOSS FROM CONTINUING OPERATIONS    (24,398)                       (40,580)

DISCONTINUED OPERATIONS

  Income from disposition of
    LPPL Corp., net of income
    taxes of $-0- and $-0-,
    respectively                   155,825                            -0-
                                   -------                        -------
NET INCOME (LOSS)                 $131,427                       $(40,580)
                                   =======                        =======

EARNINGS (LOSS) PER SHARE

  From continuing operations      $   (.13)                     $    (.32)

  From discontinued operations         .81                            -0-
                                     -----                       --------
  Total earnings (loss) per share   $  .68                      $    (.32)
                                     =====                       ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING               193,127                        125,199
                                   =======                        =======

   The accompanying notes are an integral part of these financial statements.

                            ATLANTIC INDUSTRIES, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

      FOR THE PERIOD FROM JANUARY 31, 1996 (INCEPTION) TO DECEMBER 31, 1997

                                  Preferred Stock              Common Stock
                                  ---------------              ------------                            Retained
                                                                                     Additional        Earnings         Total
                                Number of               Number of                     Paid-in        Accumulated    Stockholders'
                                  Shares     Amount      Shares          Amount       Capital          Deficit         Deficit
                                  ------     ------      ------          ------       -------          -------         -------

January 31, 1996 Issuance
  of Common Stock                         $                 100        $       1     $              $              $         1
Acquired Equity of Little
  Prince Productions Ltd.                             2,499,923           24,999     (331,297)                        (306,298)
Common Stock Issued in
   Payment of Amount Due
   to Shareholder                                     1,360,000           13,600      156,400                          170,000
Recapitalization Adjustment                                (100)              (1)           1                                0
Loss for the period from
  January 31, 1996 to
  December 31, 1996                                                                                    (40,580)        (40,580)
February 12, 1997 Reverse
  Stock Split: 20 for 1 (see
  (Note 7)                                           (3,666,796)         (36,668)      36,668                                0
                            ------------------------------------------------------------------------------------------------------

Balance December 31, 1996           0            0      193,127            1,931     (138,228)         (40,580)       (176,877)
                            ------------------------------------------------------------------------------------------------------
Net income for the year
  ended December 31, 1997          --           --          --                --           --          131,427         131,427
                            ------------------------------------------------------------------------------------------------------
                                    0     $      0     193,127         $   1,931    $(138,228)       $  90,847      $  (45,450)
                            ======================================================================================================

                             The accompanying notes are an integral part of these financial statements.

                                                                F-5

                            ATLANTIC INDUSTRIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                        For the period from
                               For the year ended   January 31, 1996 (inception)
                                December 31, 1997       to December 31, 1996
                                -----------------       --------------------

OPERATING ACTIVITIES:
  Net income (loss)                     $ 131,427           $  (40,580)
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
  (Gain) loss on disposition of LPPL
    Corp.                                (155,825)              14,035
  Issuance of common shares for
   related party services (see
   Note 3)                                    -0-               10,000
  Changes in operating assets and
    liabilities:
    Increase (decrease) in accounts
      payable and accrued expenses        (16,561)              16,544
    Increase in due to shareholder         40,959                  -0-
                                        ---------            ---------
      Net Cash Provided (Used)
      by Operations                           -0-                   (1)
                                        ---------            ---------
FINANCING ACTIVITIES:
  Issuance of common shares                   -0-                    1
                                        ---------            ---------
    Net Cash Provided by
      Financing Activities                    -0-                    1
                                        ---------            ---------

INCREASE IN CASH                              -0-                  -0-
CASH, beginning of period                     -0-                  -0-
                                        ---------            ---------
CASH, end of period                    $      -0-           $      -0-
                                        =========            =========

SUPPLEMENTAL DISCLOSURES:

1. During the period ended December 31, 1996, the Company satisfied $160,000 of a payable to a major shareholder through the issuance of 1,280,000 common shares. The total payable satisfied was $170,000, which included $10,000 for services rendered and which is a component of operating activities (see Note 3).

2. A summary of the assets and liabilities of Little Prince Productions, Ltd. ("Little Prince") that were merged into the Company during the period ended December 31, 1996 is as follows:

                  Miscellaneous receivable     $8,829
                  Investments                       1
                  Accounts payable              4,017
                  Due to shareholder          160,491

          The $8,829 receivable is from LPPL Corp. ("LPPL"), Little Prince's former subsidiary.

   The accompanying notes are an integral part of these financial statements.

                            ATLANTIC INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

I.       ORGANIZATION AND STOCK ACQUISITION

         Atlantic Industries, Inc. (the "Company") was incorporated under the laws of Colorado on January 31, 1996 for the purpose of having merged into it a New York corporation, Little Prince Productions, Ltd ("Little Prince"), and to continue the real estate activities of Little Prince.

         Little Prince also continued, although at a minimal level, its theatrical production operations through its subsidiary, LPPL. In an effort to restore the profitability of Little Prince, its board of directors adopted a plan of reorganization which, among other things, called for the merger of Little Prince into the Company. This plan was ratified by a special meeting of Little Prince's shareholders on February 29, 1996.

         On December 6, 1996, the Company issued 2,499,943 common shares for all the 24,999,236 outstanding common shares of Little Prince. The shares of Little Prince were then cancelled and the separate corporate existence of this company ceased, with the Company surviving to all of Little Prince's assets and liabilities. For accounting purposes, the acquisition was treated as a recapitalization of the Company, with the Company as the acquiror. The 2,499,943 shares issued are treated as issued for cash and are shown outstanding for all periods presented in the same manner as for a stock split.

         The financial statements of the Company reflect its results of operations for the period from January 31, 1996 (inception) to December 31, 1996 and for the year ended December 31, 1997. Because it was the acquiree for accounting purposes, the results of operations for Little Prince are not included for the period from January 1, 1996 to December 6, 1996, the date of merger. Pro forma financial information for the merger transaction is not presented as, at the date of the transaction, Little Prince was considered a public shell and accordingly, the transaction was not considered a business combination.

         On February 12, 1997, at a special meeting of the shareholders, a resolution was passed to effect a twenty-for-one reverse stock split as of February 13, 1997. The effect of this reverse stock split was to reduce the issued and outstanding shares to 193,127.

         The Company intends to look for investments throughout the world. The Company discontinued its theatrical productions operations through the disposition of LPPL (see Note 5).

                            ATLANTIC INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         The Company is  dependent  on  a  major  shareholder   to  finance  its
         administrative expenses. The shareholder has pledged to continue to fund the Company's cash needs to allow it to meet its liabilities through at least December 31, 1998 if the Company remains inactive or cannot generate revenue sufficient to meet its obligations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

         b.       Cash Equivalents

                  The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

         c.       Foreign Currency Translation

                  Balance sheet amounts denominated in foreign currencies are translated into U.S. dollars using the year end rate of exchange. Revenues, income, expenses and losses denominated in foreign currencies are translated at the average exchange rate for the year.

         d.       Earnings per Share

                  The Company adopted SFAS 128 "Earnings Per Share" in these financial statements. The adoption was not material to the Company.

                  Income per common share is computed on the basis of the weighted average shares of common stock outstanding. At December 31, 1997 this average was 193,127 (1996 - 125,199).
                  Potential common shares are included if dilutive.

         e.       Recognition of Gain from Disposition of Subsidiary

                            ATLANTIC INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                  The Company reported the disposition of LPPL in accordance with the SEC's SAB Topic 5E, which requires that the Company not recognize the gain on disposition until it can be reasonably determined that the risks of LPPL's business have been transferred to the purchaser. As discussed in Note 5, the risks and all incidents of ownership were transferred during the year ended December 31, 1997 and accordingly, the gain was recognized in that period. Operating losses but not operating income of the divested business were included in the Company's results of operations for the period ended December 31, 1996.

3.       RELATED PARTY TRANSACTIONS

         A major shareholder of the Company, Patchouli Foundation ("Patchouli"), advanced funds to the Company and Little Prince in order to allow them to meet their obligations to creditors as follows:

                                                       For the period from
                            For the year ended    January 31, 1996 (inception)
                             December 31, 1997        to December 31, 1996
                             -----------------        --------------------

Funds advanced to the
  Company (and Little
  Prince in 1996 only)            $30,959                     $160,491
Charges for administrative
  services provided by
  Patchouli                        10,000                       10,000
                                   ------                      -------
    Total advanced to             $40,959                     $170,491
       the Company                 ======                      =======

Balance due to Patchouli
  at the end of the period        $41,450                    $     491
                                   ======                     ========

         As of December 31, 1996, the Company issued 1,360,000 common shares (68,000 after the effect of a 20 for 1 reverse stock split) to Patchouli in satisfaction of $170,000 of the balance then due, which included $10,000 of administrative services provided to the Company. The issuance of 80,000 of the common shares (4,000 after the effect of a 20 for 1 reverse stock split) was based on the fair value of the services received.

         The attorney-in-fact of Patchouli is a director and officer of the Company.

                            ATLANTIC INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         The balance due to Patchouli at December 31, 1997 does not accrue interest and is payable on demand. It is not practicable to estimate the fair value of this payable since it is not the result of an arm's-length transaction and does not resemble any marketable financial instruments.

4.       INCOME TAXES

         Income taxes have not been provided due to the Company's loss from operations for the period ended December 31, 1996 and its utilization of net operating losses for the year ended December 31, 1997.

         Actual tax expense was less than the amount of $44,700 computed by applying the U.S. federal income tax rate of 34% to income before tax. The reasons for this difference are as follows:

                                                                    % of Pretax
                                                           Amount       Income
                                                           ------       ------

      Computed "expected" rate                             $ 44,700      34.00%
      Reduction due to benefit from lower tax brackets (10,200) (7.75) Reduction in taxes resulting from net operating
        loss carryover                                      (34,500)    (26.25)
                                                           --------    -------
      Actual tax expense                                  $     -0-       0.00%
                                                           ========    =======

         As of December 31, 1997, the Company had a net operating loss carryforward of approximately $1,818,000 that may be offset against future taxable income resulting in a deferred tax asset of approximately $618,000. A valuation allowance for the full amount was recorded due to the uncertainty that the Company will utilize the losses in the future. The valuation allowance decreased by approximately $44,000 during the year ended December 31, 1997 due to the utilization of the losses against income.

         Net operating losses expire as follows:

                Year Ending December 31                         Loss
                -----------------------                         ----

                         2008                              $1,611,000
                         2009                                  73,000
                         2010                                  74,000
                         2011                                  60,000
                                                           ----------
                                                           $1,818,000

                            ATLANTIC INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         The Company's net operating loss includes the loss carryforward of Little Prince to which the Company succeeded pursuant to Section 381 of the Internal Revenue Code and related regulations. Little Prince's net operating losses were approximately $1,889,000 at the time of acquisition.

5.       DISCONTINUED OPERATIONS

         On July 22, 1996, Little Prince sold all of the shares in its 100% owned subsidiary, LPPL. Under the terms of the sales agreement, there were circumstances under which the shares could revert to Little Prince within one year of the date of sale. Due to this provision, Little Prince was deemed not to have transferred the risks of LPPL's business as of December 31, 1996. Pursuant to the SEC's SAB Topic 5E, Little Prince continued to carry the assets and liabilities of LPPL on its balance sheet on December 6, 1996 when it was merged into the Company.

         As of July 22, 1997, one year after the sale of LPPL, the reversion provision expired, and the Company then recognized a gain on the disposition of LPPL of $155,825.

6.       AUTHORITATIVE PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS 132, "Employer's Disclosure About Pensions and Other Postretirement Benefits." All three are effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt these statements on January 1, 1998. Adoption is not expected to have a material impact on financial position and results of operations.

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

Exhibit No.      Description
-----------      -----------

2.1(1) Agreement and Plan of Merger dated February 9, 1996, between Little Prince Productions, Ltd. and Atlantic Industries, Inc.

2.2(2)       Certificate  of  Merger  of  Little Prince Productions, Ltd., a New
             York  corporation  into   Atlantic  Industries,  Inc., a   Colorado
             corporation, dated March 29, 1996, under Section 907 of the New York Business Corporation Law.

2.3(2) Articles of Merger of Little Prince Productions, Ltd., a New York corporation into Atlantic Industries, Inc., under Section 7-111-107 of the Colorado Business Corporation Act.

2.4(3) Stock Purchase Agreement dated as of July 22, 1996 between the Company and Frances Katz Levine.

3.1(2)       Articles of Incorporation of Atlantic Industries, Inc., as amended.

3.2(2)       Amended and Restated Bylaws of Atlantic Industries, Inc.

27*          Financial Data Schedule

---------------
*Filed herewith.
(1) Filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K, dated December 31, 1995, which exhibit is incorporated herein by reference.
(2) Filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB dated December 31, 1996, which exhibit is incorporated herein by reference.
(3) Filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB, dated June 30, 1996, which exhibit is incorporated herein by reference.