Form 10QSB
period 1998-03-31
ATLANTIC INDUSTRIES INC /CO/
filed 1998-05-15
CIK 318958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                          Commission File Number 0-9455

                            ATLANTIC INDUSTRIES, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

             Colorado                                   13-3045713
    -------------------------------        -----------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

             38 South Audley Street
             Mayfair London, England                        W1Y 5DH
    ----------------------------------------               ----------
    (Address of principal executive offices)               (Zip Code)

                              (011 44 171) 629 7617
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         The number of shares outstanding of each of the issuer's classes of common equity as of May 12, 1998: 193,127 shares of $.01 par value common stock.

         Transitional Small Business Disclosure Format:  Yes ___  No  [X]

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            ATLANTIC INDUSTRIES, INC.
                                  BALANCE SHEET
                      March 31, 1998 and December 31, 1997
                                   (unaudited)


                                            March 31, 1998     December 31, 1997
                                            --------------     -----------------



TOTAL ASSETS                                 $          0        $          0
                                             ============        ============



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses               5,380               4,000

Due to Shareholder                                 43,392              41,450
                                              -----------         -----------
                                                   48,772              45,450


STOCKHOLDERS' DEFICIT

Preferred Stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding - 0 shares

Common Stock, $.01 par value; authorized
40,000,000 shares; 193,127 shares issued and        1,931               1,931
outstanding

Additional Paid in Capital                       (138,228)           (138,228)

Retained Earnings                                  87,525              90,847
                                              -----------        ------------


Total Stockholders' Deficit                       (48,772)            (45,450)
                                              -----------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                      $          0        $          0
                                             ============        ============


See Notes to financial statements.

                            ATLANTIC INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS


                                                Three Months ended
                                                    March 31,
                                           -----------------------------
                                           1998                     1997
                                           ----                     ----


Net sales                               $       --              $      --

Operating costs                             (3,322)                (14,584)
                                         ----------             -----------


Loss from continuing operations             (3,322)                (14,584)

Other income (loss)                             --                      --
                                         ----------              ----------

Loss from continuing operations
before provision for income taxes           (3,322)                (14,584)

Provision for income taxes                      --                      --
                                         ----------              ----------

NET LOSS                                    (3,322)                (14,584)
                                         ==========            ============

Loss per share (cents)                       (0.02)                  (0.07)

Average number of shares
outstanding                                193,127                 192,996
                                        ==========            ============

See Notes to financial statements.

                            ATLANTIC INDUSTRIES, INC.
                             STATEMENT  OF CASH FLOWS For the Three Months Ended
               March 31, 1998 and 1997

                                                           Three Months
                                                          ended March 31,
                                                       --------------------
                                                       1998            1997
                                                       ----            ----

OPERATING ACTIVITIES
Net loss                                              $ (3,322)       $(14,584)

Adjustments to reconcile net loss to Net Cash Provided by Operating Activities:

Change in Operating Assets and Liabilities:
   Accounts Receivable and Other Debtors                    --              --

Increase/(Decrease) in Liabilities:
   Accounts payable and Accrued Expenses                 1,380           8,025
                                                      --------         -------

Total Adjustments                                        1,380           8,025
                                                      --------         -------

NET CASH - OPERATING ACTIVITIES                         (1,942)         (6,559)

FINANCING ACTIVITIES
New short-term loans                                     1,942           6,559
Repayment of loans                                          --              --
                                                     ---------       ---------

NET CASH - FINANCING ACTIVITIES                          1,942           6,559

NET (DECREASE)/INCREASE IN CASH
  AND CASH EQUIVALENTS                                      --              --

CASH AND CASH EQUIVALENTS -
  BEGINNING                                                 --              --
                                                      --------        --------

CASH AND CASH EQUIVALENTS - END                             --              --
                                                      ========        ========

See Notes to financial statements.

                            ATLANTIC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (REVISED AND UNAUDITED)

         The balance sheet as of March 31, 1998, the statements of operations for the three months ended March 31, 1997 and 1998, and the statement of cash flows for the three months ended March 31, 1997 and 1998 have been prepared by the Registrant without audit in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended December 31, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

         A shareholders' deficit of $48,772 existed at March 31, 1997.

RESULTS OF OPERATIONS

         Costs in the quarter to March 31, 1998 primarily related to audit, accounting and legal costs related to the preparation and filing of various reports required by the SEC.

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

         The Registrant had no material commitments for capital expenditure at either March 31, 1998 or at December 31, 1997.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits filed herewith:  None

    (b) Forms 8-K filed during the quarter for which this report is filed:  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ATLANTIC INDUSTRIES, INC.


Dated: May 12, 1998             By   /s/ P. N. Chapman
                                     -----------------
                                     P. N. Chapman, Chief Financial Officer,
                                     duly authorized to sign this report on its
                                     behalf