Form 10QSB
period 1998-06-30
ATLANTIC INDUSTRIES INC /CO/
filed 1998-08-14
CIK 318958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                          Commission File Number 0-9455

                            ATLANTIC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                 Colorado                              13-3045713
                 --------                              ----------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

          38 South Audley Street
            London, England                            W1Y 5DH
            ---------------                            -------
 (Address of principal executive offices)            (Zip Code)

                              (011 44 171) 629 7617
                              ---------------------
              (Registrant's telephone number, including area code)

                                       n/a
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

              193,127 shares, $.01 par value, as of August 11, 1998 (Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date)

           Transitional Small Business Disclosure Format: Yes ___ No X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            ATLANTIC INDUSTRIES, INC.
                                  BALANCE SHEET
                       June 30, 1998 and December 31, 1997
                                   (unaudited)

                                               June 30, 1998   December 31, 1997
                                               -------------   -----------------

TOTAL ASSETS                                   $        0        $       0
                                                =========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses               9,441            4,000
Due to Shareholder                                 46,584           41,450
                                                   ------           ------
                                                   56,025           45,450

STOCKHOLDERS' DEFICIT

Preferred Stock, $.01 par value;
authorized 10,000,000 shares; issued and outstanding - 0 shares

Common Stock, $.01 par value; authorized
40,000,000 shares; 193,127 shares
issued and outstanding                              1,931            1,931

Additional Paid in Capital                       (138,228)        (138,228)

Retained Earnings                                  80,272           90,847
                                               ----------       ----------

Total Stockholders' Deficit                       (56,025)         (45,450)
                                                ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                $       0        $       0
                                                 ========         ========


                       See Notes to financial statements.

                            ATLANTIC INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS

                                             Three Months ended                 Six Months ended
                                                  June 30,                          June 30,
                                                  --------                          --------
                                             1998             1997            1998           1997
                                             ----             ----            ----           ----

Net sales                                $        --       $       --      $       --     $       --
Operating costs                               (7,253)          (6,923)        (10,575)       (21,507)
                                           ----------      -----------    ------------    -----------

Loss from continuing operations               (7,253)          (6,923)        (10,575)       (21,507)
Other income (loss)                               --               --              --             --
                                           ----------       ----------      ----------     ----------

Loss from continuing operations
before provision for income taxes             (7,253)          (6,923)        (10,575)       (21,507)
Provision for income taxes                        --               --              --             --
                                           ----------       ----------      ----------     ----------

NET LOSS                                      (7,253)          (6,923)        (10,575)       (21,507)
                                           ==========         =======        ========       ========

Loss per share (cents)                         (0.04)           (0.04)          (0.06)         (0.11)

Average number of shares outstanding         193,127          192,996         193,127        192,996
                                             =======          =======         =======        =======

                       See Notes to financial statements.

                            ATLANTIC INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS

                                                            Three Months              Six Months
                                                            ended June 30,           ended June 30,
                                                            --------------           --------------
                                                         1998           1997      1998        1997
                                                         ----           ----      ----        ----

OPERATING ACTIVITIES

Net loss                                               $(7,253)      $(6,923)    $(10,575)   $(21,507)

Adjustments to reconcile net loss to Net Cash
Provided by Operating Activities:

Change in Operating Assets and Liabilities:
   Accounts Receivable and Other Debtors                    --            --           --          --

Increase/(Decrease) in Liabilities:
   Accounts payable and Accrued Expenses                 4,061         4,423        5,441      12,448
                                                      --------       -------     --------    --------

Total Adjustments                                        4,061         4,423        5,441      12,448
                                                      --------       -------     --------    --------

NET CASH - OPERATING ACTIVITIES                         (3,192)       (2,500)      (5,134)     (9,059)

FINANCING ACTIVITIES
New short-term loans                                     3,192         2,500        5,134       9,059
Repayment of loans                                          --            --           --          --
                                                     ---------     ---------    ---------   ---------

NET CASH - FINANCING ACTIVITIES                          3,192         2,500        5,134       9,059

NET (DECREASE)/INCREASE IN CASH
  AND CASH EQUIVALENTS                                      --            --           --          --

CASH AND CASH EQUIVALENTS -
  BEGINNING                                                 --            --           --          --
                                                      --------      --------     --------    --------

CASH AND CASH EQUIVALENTS - END                             --            --           --          --
                                                      ========      ========     ========    ========


                       See Notes to financial statements.

                            ATLANTIC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (Revised and Unaudited)


     The balance sheet as of June 30, 1998, the statements of operations for the three months and six months ended June 30, 1997 and 1998, and the statement of cash flows for the three months and six months ended June 30, 1997 and 1998 have been prepared by the Registrant without audit in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended December 31, 1997.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

    A shareholders' deficit of $56,025 existed at June 30, 1998.

RESULTS OF OPERATIONS

     Costs in the quarter to June 30, 1998 primarily related to audit, accounting and legal costs related to the preparation and filing of various reports required by the SEC.

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

     The Registrant had no material commitments for capital expenditure at either June 30, 1998 or at December 31, 1997.

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

                                 ATLANTIC INDUSTRIES, INC.


Dated: August 11, 1998           By /s/ P. N. Chapman
                                    --------------------------------------------
                                    P. N. Chapman, Chief Financial Officer, duly
                                    authorized to sign this report on its behalf